Form 10QSB
period 2008-03-31
FERO INDUSTRIES, INC.
filed 2008-07-16
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 333-146859

FERO INDUSTRIES INC.

 Exact name of small business issuer as specified in its charter

Colorado                                                                                                  01-0884561

(State or other jurisdiction of

                              I.R.S. Employer

               incorporation or organization)

                      Identification Number

17 Reeves Crescent, Red Deer, AB T4P 2Z4 Canada

                    (Address of principal executive office)

(403)  827-7936

Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's

Common equity as of the last practicable date: 5,100,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

As of the date of this report the Registrant had 5,100,000 shares issued and outstanding

Item 1.

FERO INDUSTRIES INC.

(An Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

FERO INDUSTRIES INC.

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	(Unaudited)
March 31,
2008

Current Assets:
Cash	1,143

Total Assets	$ 1,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loan from related party	10,000
Total Current Liabilities	10,000

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
20,400,000 shares issued and outstanding	20,400
Additional paid in capital	16,200
Accumulated deficit	(45,457)

Total Stockholders' Equity (Deficit)	(8,857)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,143

FERO INDUSTRIES INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three and nine months periods ended March 31, 2008 and 2007 and for the period December 11, 2000 (Inception) to March 31, 2008

 (Prepared by Management)

					From
	For the three months ended		For the nine months ended		December 11, 2000
	March 31,		March 31,		(Date of inception)
	2008	2007	2008	2007	to March 31, 2008

Revenue:	$ -		$ -		$ -
Total Revenue	-		-		-

Operating Expenses:
General & administrative	10,614	5,500	33,357	6,000	45,457
Total Operating Expenses	10,614	5,500	33,357	6,000	45,457

NET LOSS	$ (10,614)	$ (5,500)	$ (33,357)	$ (6,000)	$ (45,457)

Weighted Average Shares
Common Stock Outstanding	5,100,000	5,100,000	5,100,000	5,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

for the three and nine months ended March 31, 2008 and 2006

and for the period December 11, 2000 (Inception) to March 31, 2008

 (Prepared by Management)

			From
	For the nine months ended		December 11, 2000
	March 31,		(Date of inception)
	2008	2007	to March 31, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (33,357)	$ (6,000)	$ (45,457)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	500	1,600

Net Cash Used in Operating Activities	(33,357)	(5,500)	(43,857)

Cash Flows from Investing Activities:	-		-

Cash Flows from Financing Activities:
Loan from related party	10,000		10,000
Issuance of common stock for cash	-	35,000	35,000
Net Cash Provided by Financing Activities	10,000	35,000	45,000

Net Increase (Decrease) in Cash	(23,357)	29,500	1,143

Cash at Beginning of Period	24,500	-	-

Cash at End of Period	$ 1,143	$ 29,500	$ 1,143

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered		$ 500	$ 1,600

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Fero Industries, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on December 11, 2000.  The Company’s activities to date have been limited to organization and capital formation.  The Company is a “development stage company” and has acquired seventeen different domain names with sites all linking with the main website, oil-n-gasbrokerage.net.  Fero Industries, Inc. will act as a brokerage/clearing house for oil and gas leases and royalty interests and a variety of drilling and production equipment (both new and used) employed by oil and gas exploration companies. The Company will also act as a referring agent and broker for those drilling programs seeking outside participation.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2007 included in the Company’s report on Form SB-2.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue at the time services are performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of December 31, 2007, as the Company does not have any common share equivalents outstanding.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of December 31, 2007, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $12,000 related to its cumulative net operating losses of $34,043.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction. As of March 31, 2008, the Company has not determined whether it will continue to execute this contract by the closing date of June 30, 2008. As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

NOTE 4 – COMMON STOCK

On December 11, 2000 the Company issued 600,000 shares of its common stock to its President and Chief Executive Officer, Kyle Schlosser at a deemed price of  $0.001 per share or $600 in return for his time effort and expense of forming the company and keeping it in good standing.

On December 28, 2006 the Company issued 500,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Leigh-Ann Squire at a deemed price of $0.001 per share or $500 in return for her agreement to join our Board of Directors, become an officer of the registrant and his agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge.

As referred to in Note 4 above, on April 20, 2007 the Company issued 500,000 shares of our common stock to Mr. Jerry Capehart of Grand Prairie, Texas at a deemed price of $0.001 per share, or $500, as a good faith deposit for seventeen domain names relating to the oil and gas industry.

On April 30, 2007 the Company issued 3,100,000 shares of our common stock to thirty-one non US persons at a price of $0.01 per share.

On May 10, 2007 the Company issued 400,000 shares of our common stock to three US individuals (one representing a Grandchildren’s Trust), at a price of $0.01 per share.

On January 18, 2008, the Company executed a 3 for 1 stock dividend, bringing the total common shares issued and outstanding to 20,400,000.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $45,457 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

On January 18, 2008 the board of directors of the registrant unanimously resolved to authorize a share dividend of three common shares for each common share issued and outstanding as at the record date of January 18, 2008.  A copy of the report on Form 8K concerning this action is attached to this document as Exhibit 99.1

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

Exhibit 99.1 Report on Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FERO INDUSTRIES INC.

Dated July 5th, 2008

/s/ Joseph Forzani

     Joseph Forzani, President, Director and Chief Executive Officer

/s/ Frederick Fitzgerald

     Frederick Fitzgerald, Secretary/Treasurer, Director and Principal Accounting Officer

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

---------------------------------------------------------------

In  connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange  Act of 1934 on Form 10-QSB of Fero Industries Inc.(the "Company")  for the period ended March 31, 2008 as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Joseph Forzani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2003, that:

1. I have reviewed this quarterly report on Form 10-QSB of Fero Industries Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)   all significant deficiencies in the design or operation of internal controls which could      adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2008

/s/ Joseph Forzani

    Joseph Forzani, Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section

302 and 906 of the Sarbanes-Oxley Act of 2003.

--------------------------------------------------------------------

In connection  with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934on Form 10-QSB of Fero Industries Inc.(the "Company")  for the period ended March 31, 2008 as filed with the Securities and Exchange  Commission on the date hereof (the "Report"), I, Frederick Fitzgerald (Principal financial and accounting officer), certify, pursuant to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Section  302 and 906 of the Sarbanes-Oxley Act of 2003, that:

1. I have reviewed this quarterly report on Form 10-QSB of Fero Industries Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 8, 2008

/s/ Frederick Fitzgerald

     Frederick Fitzgerald, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.2

                          CERTIFICATIONS PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of FERO INDUSTRIES INC., a Colorado corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), Joseph Forzani, Chief Executive Officer and Frederick Fitzgerald, Chief Financial Officer of the Company do hereby certify, pursuant to 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C.  1350), that to their knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

    /s/ Joseph Forzani

         Joseph Forzani, President and Chief Executive Officer

    /s/ Frederick Fitzgerald

         Frederick Fitzgerald, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

     July 5, 2008

A signed original of this written statement required by Section 906 has been provided to Fero Industries Inc. and will be retained by Fero Industries Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of report (Date of earliest event reported) January 18th, 2008

FERO INDUSTRIES INC.

 (Name of Small Business issuer in its charter)

                   COLORAD0                                 000-52831             20-5966439

     (State or other jurisdiction of            (Commission File No.)    (IRS Employer

      incorporation or organization)                                                 Identification No.)

1013 1st Avenue, NW, Calgary, AB T2N 0A8 Canada Vancouver, British Columbia Canada

 (Address of principal executive offices)

403-827-7936

(Registrant’s telephone number)

-------------------------

 Item 8 01. Other Events

On  January 18, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a stock dividend of three additional shares for each share issued, bringing the total common shares issued and outstanding to 20,400,000.

A copy of the minutes of the meeting is including in this document as Exhibit 99.1

ITEM 9.01. FINANCIAL STATEMENTS AND EXHIBITS.

EXHIBITS

99.1      Board Minutes – January 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

January 18, 2008.

Capital Resource Alliance, Inc.

/s/ Joseph Forzani

     Joseph Forzani, President

/s/ Frederick Fitzgerald

     Frederick Fitzgerald, Secretary/Treasurer

Exhibit 99.1

MINUTES OF THE BOARD OF DIRECTORS

OF

CAPITAL RESOURCE ALLIANCE, INC.

At a telephone meeting of the Board of Directors of Capital Resource Alliance, Inc., notice being waived and both directors present the following resolution was put forth:

RESOLVED: That a stock dividend of three (3) additional shares for each share presently issued and outstanding be affected immediately bringing the total issued and outstanding shares to 20,400,000. The corporate Secretary is hereby instructed to notify the transfer agent of this action.

January 18, 2008.

s/s Joseph Forzani

     Joseph Forzani, President and director

s/s Frederick Fitzgerald

     Frederick Fitzgerald, Secretary and director