Form 10QSB/A
period 2008-03-31
FERO INDUSTRIES, INC.
filed 2008-07-18
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

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

Item 1.

FERO INDUSTRIES INC.

(An Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

FERO INDUSTRIES INC.

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS	(Unaudited)
March 31,
2008

Current Assets:
Cash	$ 1,143

Total Assets	$ 1,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loan from related party	10,000
Total Current Liabilities	10,000

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
5,100,000 shares issued and outstanding	5,100
Additional paid in capital	31,500
Accumulated deficit	(45,457)

Total Stockholders' Equity (Deficit)	(8,857)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,143

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

Item 2.

Managements discussion and Plan of Operations

We were incorporated in the State of Colorado on December 11, 2000 under the name Fero Industries, Inc. and were dormant until December 2006.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website, , and the acquisition of our domain names and the development of our business plan.  It is our intention to create a web portal whereby we plan to serve as an all inclusive information provider for anyone worldwide who is looking to buy, sell or lease anything to do with the exploration and/or production of oil and gas.

Management believes that the focus of our web portal should be on delivering ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet in the oil and gas industries. We have established a web portal at www.oil-n-gasbrokerage.net Upon obtaining adequate financing, we plan to refine this portal, include additional content, and begin marketing our services.

Thus far, our focus has been on than initial corporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net the acquisition of our domain names and the development of our business plan. We plan the operations for remainder of 2007 to be focused on the development of our website. The completion of this task will require additional capital beyond what we currently have on hand.

We plan on generating revenues based on two main sources: a) classified advertisements; and b) display ads. In addition, we will charge a listing fee for any item listed for sale or lease.  No fees will be charged for those individuals or concerns responding to these. Display advertisements listing services from geophysical companies, geologists, engineers and oilfield drilling and servicing products on a continual basis will be charged a flat monthly fee plus production costs if we supply the ads.

For the next twelve months that follow, we expect to pursue the implementation of our business plan and the development and marketing of our website. Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures or obtain equity and/or debt financing to support our current and proposed oil and gas operations and capital expenditures. We cannot assure that continued funding will be available.

Our future financial results will depend primarily on (1) our ability to fully implement our business plan, (2) our ability to develop our website (3) generate revenue from classified advertisements and display ads and (4) develop our brand awareness. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production

We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2008 we had $1,143 in available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To date, we have generated minimal revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated August 31, 2007, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

FERO INDUSTRIES INC.

Dated July 18th, 2008

/s/ Kyle Schlosser

     Kyle Schlosser, President, Director and Chief Executive Officer

/s/ Leigh-Ann Squire

     Leigh-Ann Squire, Secretary/Treasurer, Director and Principal Accounting Officer