Form 10-K
period 2008-06-30
FERO INDUSTRIES, INC.
filed 2008-10-08
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended June 30, 2008

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53337

FERO INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

COLORADO	01-0884561
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

17 Reeves Crescent, Red Deer, AB T4P 2Z4 Canada

 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (403) 827-7936

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ¨ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter Bid $0, Ask $0

The number of shares of the issuer’s common stock issued and outstanding as of June 30, 2008 was 5,100,000 shares.

Documents Incorporated By Reference: None

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Qand our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Fero” and the “Company” mean Fero Industries, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. Business.

OVERVIEW

We were incorporated in the State of Colorado on December 11, 2000 under the name Fero Industries, Inc. and were dormant until December 2006. We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net, the acquisition of our domain names and the development of our business plan.

It is our intention to create a web portal whereby we plan to serve as an all inclusive information provider for anyone worldwide who is looking to buy, sell or lease anything to do with the exploration and/or production of oil and gas.

Principal Products or Services and their Markets

We plan to develop our web portal into four areas:

1. an online marketplace;
2. industry classifieds;
3. industry news; and
4. industry links.

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

Management believes that the focus of our web portal should be on delivering ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet in the oil and gas industries. We have established a web portal at www.oil-n-gasbrokerage.net. Upon obtaining adequate financing, we plan to refine this portal, include additional content, and begin marketing our services.

Online Marketplace

The cornerstone of our plan is the development of an online marketplace for oil and gas products, equipment and related items. Our management has perceived an opportunity via the internet to establish a meeting place for the buyers and the sellers who want to enter or find new information with respect to properties, equipment and related products in the oil and gas industries.  Oilfield equipment is very large and expensive to move or ship.  Exploration and production companies seek equipment within economical distances to bring to their sites.  Geophysical expertise is in demand world-wide. There is a huge demand for experienced people from all corners of the globe.  We believe that given these factors, a central location to obtain this information is in demand in the oil and gas industries.

The marketplace will host a central location for people to view these products. People wishing to list any products in the oil and gas industries for sale or lease will be required to register on our site and we will require them to provide a detailed description of the items that are listed for sale or lease.  Individuals who wish to search for items listed for lease or sale on our site will not be charged a fee to search items listed on our site but will be required to register and provide a detailed description of the items which they are looking for.  Upon receipt of adequate financing, we plan on providing related services to our members which will include credit verification, delivery scheduling, inspection services and payment settlement with respect to any items which are purchased or leased on our site.

Industry Classifieds

Our classified system allows users to post classified advertisements on the Internet, including new and used equipment related to the oil and gas industries, employment opportunities, transportation services, and oil and gas products.  By posting a classified advertisement on our website, a person can provide a link to a website where information on them might be able to be located.

We also plan to work with oil and gas magazines to help promote awareness of its website.

Industry News

We plan on establishing a preliminary industry news center relating to the oil and gas industries on our website. The industry news center is designed to cater to the needs of geophysists, exploration companies, distribution companies, industry professionals, and potential investors.

Industry Links

Our vertical trade portal will also provide a directory of industry specific links to other websites on the Internet which will allow a user to conveniently find information and other websites related to the oil and gas industries. We plan to index these links geographically in order to assist the user in obtaining geographically relevant information.

Sales and Marketing

We plan to create consumer awareness and create branding of our website through some or all of the following methods:

Direct Mail – We plan to send information to oil and gas industry professionals about the benefits and services which we plan to offer.

Print and Catalog Advertising – We plan for our website to be advertised in a variety of oil and gas industry magazines in order to gain widespread awareness of our website.

Internet Advertising – We plan to cross promote our website with other websites in the oil and gas industry.

Trade Shows – We plan go to industry trade shows to promote awareness of the products and services which our website has to offer.

Distribution

People wishing to list any products in the oil and gas industries for sale or lease will be required to register on our site and we will require them to provide a detailed description of the items that are listed for sale or lease.  Individuals who wish to search for items listed for lease or sale on our site will not be charged a fee to search items listed on our site but will be required to register and provide a detailed description of the items which they are looking for.  Upon receipt of adequate financing, we plan on providing related services to our members which will include credit verification, delivery scheduling, inspection services and payment settlement with respect to any items which are purchased or leased on our site.

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

We plan to establish relationships with manufacturers and distributors of oil and gas products in North America and Europe as well as with various industry publications in order to cross promote our website and develop awareness for our online marketplace. While we have no such relationships at present, management believes that it will be able to establish these relationships by drawing on past experience in the oil and gas industry. Failure to establish these relationships could have a material adverse effect upon our business plan.

Management also plans to create the initial information content used on our website by drawing on past experience in the oil and gas industry. We plan to hire new employees to internally create and then expand the content of our website, utilize linking software to incorporate other websites' free information directly into the Company's "host" site, and contract for licensed content from other websites whenever needed. While we have no current licensing contracts with Internet content providers, management is familiar with existing Internet content providers and it plans to enter into licensing agreements with Internet content providers per its business plan after raising capital.

Patents, Trademarks and Licenses

We currently have not submitted any applications for trademarks or patents and own no licenses. We have obtained the right to use the Internet domain names, We do not have and cannot acquire any property rights in an Internet address. To protect our rights to intellectual property in the future, we will rely on a combination of trademark, copyright law, trade secret protection, and confidentially agreements.

1. www.oil-n-gasbrokerage.net	10. www.oil-n-gasclassified.com
2. www.oil-n-gas-ionterests.com	11. www.rigavailability.com
3. www.oil-n-gasacquisitions.com	12. www.riglocator.com
4. www.oil-n-gasinvesting.com	13. www.rentdrillingrigs.com
5. www.oil-n-gasworkinginterests.com	14. www.oilrigbuilders.com
6. www.oil-n-gasventures.com	15. www.leasedrillingrig.com
7. www.oil-n-gasproductiondeals.com	16. www.finddrillingrigs.com
8. www.oil-n-gaslistings.com	17. www.oil-n-gaspipe.com
9. www.oil-n-gasdealsforsale.com

We plan to license website content information as part of our business plan, but we have no current licensing arrangements and has not commenced licensing negotiations with any entity. We have no current plans for any additional registrations of our intellectual property rights, such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any additional copyrights, trademark or patent applications on an ongoing basis as new intellectual property is created for our website.

COMPETITORS

We operate in the Internet products, services and content market, which is highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information and entertainment services integrated into other products and media properties. We primarily compete with companies to attract users to our website and advertisers to our marketing services. We expect the market to become increasingly competitive if online marketing continues to grow and gain acceptance on a global basis.

The principal competitive factors relating to attracting and retaining users include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online services that we offer as well as the overall user experience on our website. In the case of attracting advertisers, the principal competitive factors are the reach, effectiveness and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer.

 GOVERNMENTAL REGULATIONS

We are not currently subject to direct federal, state, provincial or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, specifically, federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our users and partners. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

 A large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concern data privacy and retention issues related to our business. It is not possible to predict whether or when such legislation may be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We do not plan to provide customer information to third parties and, therefore, do not anticipate any current or proposed legislation relating to online privacy to directly affect our proposed activities to a material extent.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.

The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our proposed products or services or increase the cost of doing business as a result of litigation costs or increased service

We have incurred losses since our inception. For the year ended June 30, 2008, we generated revenue of $0, and incurred net losses of $34,900. At June 30, 2008 we had working capital deficit of $9,600 and an accumulated deficit of $ 46,200. Our auditors, have expressed substantial doubt about our ability to continue as going concern.

As at June 30, 2008 there was no public market for our common stock. Subsequent to June 30, 2008 the common shares of Fero Industries Inc. were listed for quotation on the Over the Counter Bulletin Board (OTCBB) on August 7, 2008 under the trading symbol FERO.

Our principal offices are located at 17 Reeves Crescent, Red Deer, AB, Canada T4P 2Z4 and our telephone number is (403) 827-7936. We are a Colorado corporation.

ITEM 1A. Risk Factors.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $34,900 and $10,700 for the years ended June 30, 2008 and 2007, respectively. At June 30, 2008 we had working capital deficit (current assets less currently liabilities) of $9,600 and an accumulated deficit of $46,200. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated, our independent auditors stated that our financial statements for the year ended June 30, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have received a limited amount of revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITIES AND DEPEND ON THIRD PARTIES TO MARKET OUR SERVICES.

We have minimal personnel dedicated solely to sales and marketing of our services and therefore we must rely primarily upon third party distributors to market and sell our services. These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our services that we require. We also rely upon third party carriers to distribute and deliver our services. As such, our deliveries are to a certain extent out of our control. If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available. If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

IF WE ARE UNABLE TO ESTABLISH SUFFICIENT SALES AND MARKETING CAPABILITIES OR ENTER INTO AND MAINTAIN APPROPRIATE ARRANGEMENTS WITH THIRD PARTIES TO SELL, MARKET AND DISTRIBUTE OUR SERVICES, OUR BUSINESS WILL BE HARMED.

We have limited experience as a company in the sale, marketing and distribution of our products and services. We depend upon third parties to sell our product both in the United States and internationally. To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. SCHLOSSER AND/OR MS. SQUIRE OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED PERSONNEL HAVING EXPERIENCE IN THE OIL AND GAS INDUSTRY, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued services of Mr. Kyle Schlosser, our President and Chief Executive Officer and Ms. Leigh-Ann Squire, our Chief Financial Officer, Secretary and Treasurer. Loss of the services of Mr. Schlosser and/or Ms. Squire could have a material adverse effect on our growth, revenues, and prospective business. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in the oil and gas business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

ITEM 2.     Description of Property.

The mailing address of our business is 17 Reeves Crescent, Red Deer, AB, Canada T4P 2Z4 Our President provides office space to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements.

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.     Legal Proceedings

We are not aware of any legal proceedings for and or against us.

ITEM 4. Submission of Matters to a Vote of Securities Holders.

As of June 30, 2008 there were no submissions of matters that require a vote of  shareholders.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol FERO on August 7th, 2008

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2007	$0	$0
2nd Quarter 2007	$0	$0
3rd Quarter 2008	$0	$0

Holders of Common Stock

As of June 30, 2008, there were 37 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws.

Recent Sales Of Unregistered Securities

On December 11, 2000 we issued 600,000 shares of our common stock to our President and Chief Executive Officer, Kyle Schlosser at a deemed price of $0.001 per share or $600 in return for his time effort and expense of forming the company and keeping it in good standing. These shares were issued pursuant to the exemption provided by Regulation 4(2) and Regulation S of the Securities Act of 1933.

On December 28, 2006 we issued 500,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Leigh-Ann Squire at a deemed price of $0.001 per share or $500 in return for his agreement to join our Board of Directors, become an officer of the registrant and his agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge. These shares were issued in reliance on the exemption provided by Section 4(2), Rule 506 and Regulation S of the Act.

On April 20, 2007 we issued 500,000 shares of our common stock to Mr. Jerry Capehart of Grand Prairie, Texas at a deemed price of $0.001 per share or $500 as partial payment for seventeen domain names relating to the oil and gas industry.

On April 30, 2007 we issued 3,100,000 shares of our common stock to thirty-one (31) non-US persons at a price of $0.01 per share. These shares were issued in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On May 10, 2007 we issued 400,000 shares of our common stock to three US individuals. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

* No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

ITEM 6. Selected Financial Data.

Summary of Statements of Operations of Fero

Year Ended June 30, 2008 and 2007

	June 30, 2008		June 30, 2007
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of Fero as at June 30, 2008 and 2007

	June 30, 2008	June 30, 2007
Working Capital	$(9,600)	25,300
Total Assets	$400	27,000
Stockholders’ Equity	$400	25,300

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Forward-Looking Statements

The information in this report contains forward-looking statements.  All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

Overview

We were incorporated in the State of Colorado on December 11, 2000 under the name Fero Industries, Inc. and were dormant until December 2006.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net, and the acquisition of our domain names and the development of our business plan.  It is our intention to create a web portal whereby we plan to serve as an all inclusive information provider for anyone worldwide who is looking to buy, sell or lease anything to do with the exploration and/or production of oil and gas.

Plan of Operations

Management believes that the focus of our web portal should be on delivering ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet in the oil and gas industries. We have established a web portal at www.oil-n-gasbrokerage.net. Upon obtaining adequate financing, we plan to refine this portal, include additional content, and begin marketing our services.

Thus far, our focus has been on than initial corporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net, the acquisition of our domain names and the development of our business plan. We plan the operations for remainder of 2008 to be focused on the development of our website. The completion of this task will require additional capital beyond what we currently have on hand.

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

To date, we have generated minimal revenues and have incurred operating losses in every quarter.  Our registered independent auditors have stated in their report dated August 31, 2008, that we are an early exploration company and have not generated revenues from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenues

Revenues for the year ended June 30, 2008, and 2007 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008, and 2007 were $34,900 and $10,700, respectively. General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the year ended June 30, 2008, and 2007, amounted to ($34,900) and ($10,700), respectively, reflecting our startup nature.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8. Financial Statements and Supplementary Data.

.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of June 30, 2008, including:

1.	Reports of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of June 30, 2008
3.	Statements of Operations for the years ended June 30, 2008 and 2007 and for the period from inception on December 11, 2000, to June 30, 2008;
4.	Statements of Cash Flows for the years ended June 30, 2008 and 2007 and for the period from inception on December 11, 2000 to June 30, 2008;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 11, 2000 through June 30, 2008; and
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Fero Industries, Inc. (A Development Stage Company) as of June 30, 2008 and the statements of operations, stockholders’ equity(deficit) and cash flows for the years ended June 30, 2008 and 2007 and for the period from date of inception (December 11, 2000) to June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of June 30, 2008 and the results of its operations and cash flows for the years ended June 30, 2008 and 2007, and for the period from the date of inception (December 11, 2000) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

  .The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

September 18, 2008

Salt Lake City, Utah

                                                                                       F2

FERO INDUSTRIES INC.

(A Development Stage Company)

                                                                      Balance Sheet

ASSETS
June 30,
2008

Current Assets:
Cash	$ 400

Total Assets	$ 400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Advances from shareholder	10,000
Total Current Liabilities	10,000

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
5,100,000 shares issued and outstanding	5,100
Additional paid in capital	31,500
Accumulated deficit	(46,200)

Total Stockholders' Equity (Deficit)	(9,600)

Total Liabilities and Stockholders' Equity (Deficit)	$ 400

F3

FERO INDUSTRIES INC.

(A Development Stage Company)

Statement of Operations

	For the year	For the year	From
	ended	ended	December 11, 2000
	June 30	June 30	(Date of inception)
	2008	2007	to June 30, 2008

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	34,900	10,700	46,200
Total Operating Expenses	34,900	10,700	46,200

NET LOSS	$ (34,900)	$ (10,700)	$ (46,200)

Weighted Average Shares
Common Stock Outstanding	5,100,000	2,433,333

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.01)	$ (0.00)

F4

FERO INDUSTRIES INC.

(A Development Stage Company

Statement of Shareholders Equity

					Additional	Stock
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	(Deficit)
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	accumulated	Total

BALANCE- December 11, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services			600,000	600				600
December 11, 2000
Net (loss)							(600)	(600)

BALANCE- June 30, 2006	-	-	600,000	600	-	-	(600)	-

Issuance of common stock in exchange for services			500,000	500				500
December 2006
Issuance of common stock for cash at $.01 per share			3,100,000	3,100	27,900			31,000
February 2007
Issuance of common stock and subscriptions			400,000	400	3,600	(4,000)		-
receivable at $.01 per share – February 2007
Receipt of subscription receivable – March 2007						4,000		4,000
Issuance of common stock in exchange for services			500,000	500				500
April 2007
Net (loss)							(11,500)	(11,500)

BALANCE- June 30, 2007	-	-	5,100,000	5,100	31,500	-	(12,100)	24,500

Net (loss)							(34,100)	(34,100)

BALANCE- June 30, 2008	-	-	5,100,000	5,100	31,500	-	(46,200)	(9,600)

F5

FERO INDUSTRIES INC.

(A Development Stage Company)

Statement of Cash Flows

	For the year	For the year	From
	ended	ended	December 11, 2000
	June 30	June 30	(Date of inception)
	2008	2007	to June 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (34,900)	$ (10,700)	$ (46,200)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	500	1,600
Change in operating assets and liabilites
Change in deposits	5,500	(5,000)
Change in accounts payable	(1,700)	1,700	-

Net Cash Used in Operating Activities	(31,100)	(13,500)	(44,600)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advances from shareholder	10,000		10,000
Issuance of common stock for cash	-	35,000	35,000
Net Cash Provided by Financing Activities	10,000	35,000	45,000

Net Increase (Decrease) in Cash	(21,100)	21,500	400

Cash at Beginning of Year	21,500	-	-

Cash at End of Year	$ 400	$ 21,500	$ 400

Non-Cash Investing & Financing Activities
Issuance of stock for domain names and services rendered	$ -	$ 500	$ 1,600

F6

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

F7

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of June 30, 2008, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of June 30, 2008, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $16,200 related to its cumulative net operating losses of $46,200.

                                                                            F8

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction. The Company did not execute this contract by the closing date of June 30, 2008.  As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

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

                                                                               F9

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $46,200 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                                                     F10

ITEM 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

There has not been any changes in and or disagreements with our principal independent accountants.

We have engaged Madsen & Associates CPA’s, Inc. as our independent auditors since May 2007.

 During the years ended June 30, 2008 and 2007 and subsequent to June 30, 2008 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Madsen & Associates CPA’s, Inc. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

                                                                       PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of March 17, 2007 are as follows:

Name	Age	Position
Kyle Schlosser	46	President, Chief Executive Officer and Director
Leigh-Ann Squire	40	Chief Financial Officer, Secretary, Treasurer and Director

Executive Biographies

Kyle Schlosser – Chief Executive Officer and President : Mr. Schlosser has served as our President since our inception in December 2000. Since August 2006, Mr. Schlosser has been the founder and president of Jack’s Custom Shacks Inc., manufacturer of portable office sleeping and cooking structures for the oil and gas and mining industries. From April 2004 through June 2006, Mr. Schlosser served as an independent oil and gas consult with assignments allover the United States, Canada and the Middle East. From June 2002 to December 2004, Mr. Schlosser served as Chairman and interim president of Micromining Technologies Ltd. (MMZ-TSX) a corporation involved with environmental clean-up of oilfield and mining sites. From 1980 through 2002 he served as president of KWS Enterprises Inc., a Seismic Drilling contractor, supplying seismic drilling for major oil companies.

Leigh-Ann Squire – Chief Financial Officer, Secretary and Treasurer : Ms. Squire has served as of Chief Financial Officer, Treasurer and Secretary since December 28, 2006. Since 1997, Ms Squire has been Benefit Coordinator for Fauth Financial Group of Calgary, AB a firm providing investment consulting and management and management of benefit plans for over 220 companies. She has a extensive background in computer programming and organization. Prior to 1997 Ms. Squire was employed by The Great West Life Assurance Company as an investment and Benefits coordinator.

Significant Employees and Consultants

We have no significant employees other than Mr. Schlosser and Ms. Squires.

Committees of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance with Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. Executive Compensation.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Kyle Schlosser	Chief Executive Officer, Officer, President, & Director	2008 2007	Nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Leigh Anne Squires	Secretary Treasurer Chief Financial and Director	2008 2007	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

As of June 30, 2008, we have not adopted an equity compensation plan.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2008, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 8, 2008 by each of our officers and directors, and officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kyle Schlosser, President Chief Executive Officer, & Director	600,000 Direct	11.76%
	Leigh-Ann Squire, Chief Financial Officer, Secretary, Treasurer, Director	500,000 Direct	9.8%
Common Stock	All Officers and Directors as a Group (2 people)	1,100,000 Direct	20.56%
5% Shareholders	Kyle Schlosser Leigh-Ann Squire Jerry Capehart	600,000 500,000 500,000	11.76% 9.8% 9.8%
Common Stock	All 5% Shareholders as a Group (3 people)	1,600,000 Direct	31.36%

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2008, we had 5,100,000 shares of common stock issued and outstanding.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2008
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 13. Certain Relationships and Related Transactions and Director Independence.  certain relationships

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2008 and June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	4,500	4,500
Audit Related Fees	4,500	4,500
Tax Fees	-	-
All Other Fees	2,000	2,000
Total	11,000	11,000

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

                                                                   PART IV

ITEM 15.     Exhibits.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*
3.4	Bylaws*

10.1	Agreement *
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 32.2

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

*	Filed with the SEC as an exhibit to our Registration Statement on Form S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

SIGNATURE	TITLE	DATE

_/s/_ Kyle Schlosser Kyle Schlosseer	President, Chief Executive Officer, and Director	October 8, 2008
/s/ Leigh-Ann Squire Leigh-Ann Squire	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	October 8, 2008