Form 10-Q
period 2008-09-30
FERO INDUSTRIES, INC.
filed 2008-11-14
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 000-53337

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

Item 1.

FERO INDUSTRIES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Unaudited)

ASSETS
September 30,
2008

Current Assets:
Cash	$ 10

Total Assets	$ 10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	7,350
Advances from shareholder	12,500

Total Current Liabilities	19,850

Total Liabilities	19,850

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-
Common stock, $.001 par value; 100,000,000 shares authorized
5,100,000 shares issued and outstanding	5,100
Additional paid in capital	31,500
Deficit accumulated during development stage	(56,440)

Total Stockholders' Equity (Deficit)	(19,840)

Total Liabilities and Stockholders' Equity (Deficit)	$ 10

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

			From
	For the three	For the three	December 11, 2000
	months ended	months ended	(Date of inception)
	September 30	September 30	to September 30,
	2008	2007	2008

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	10,240	20,556	56,440
Total Operating Expenses	10,240	20,556	56,440

NET LOSS	$ (10,240)	$ (20,556)	$ (56,440)

Weighted Average Shares
Common Stock Outstanding	5,100,000	5,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unuadited)

			From
	For the three	For the three	December 11, 2000
	months ended	months ended	(Date of inception)
	September 30	September 30	to September 30,
	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (10,240)	$ (20,556)	$ (56,440)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	1,600
Increase in accounts payable	7,350	-	7,350
	-	-	-

Net Cash Used in Operating Activities	(2,890)	(20,556)	(47,490)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Advances from shareholder	2,500	-	12,500

Net Cash Provided by Financing Activities	2,500	-	47,500

Net Increase (Decrease) in Cash	(390)	(20,556)	10

Cash at Beginning of Year	400	24,500	-

Cash at End of Year	$ 10	$ 3,944	$ 10

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ 1,000	$ 1,600

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2008

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-1. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2008 included in the Company’s report on Form 10-K.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of September 30, 2008, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $19,000 related to its cumulative net operating losses of $56,440

CONCENTRATION OF CREDIT RISK

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

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction.  The Company did not make the necessary payments under this contract by June 30, 2008.  As of September 30, 2008, the Company has not determined whether it will attempt to execute this contract  As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $56,440 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2.

Managements discussion and Plan of Operations

We were incorporated in the State of Colorado on December 11, 2000 under the name Fero Industries, Inc. and were dormant until December 2006.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website, and the acquisition of our domain names and the development of our business plan.  It is our intention to create a web portal whereby we plan to serve as an all inclusive information provider for anyone worldwide who is looking to buy, sell or lease anything to do with the exploration and/or production of oil and gas.

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

Thus far, our focus has been that off initial corporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net the acquisition of our domain names and the development of our business plan. We plan the operations for remainder of 2008 to be focused on the development of our website. The completion of this task will require additional capital beyond what we currently have on hand.

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

Liquidity and Capital Resources

As of September 30, 2008 we had $10.00 in available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

Dated November 14, 2008

/s/ Kyle Schlosser

     Kyle Schlosser, President, Director and Chief Executive Officer

/s/ Leigh Ann Squire

     Leigh Ann Squire, Secretary/Treasurer, Director and Principal Accounting Officer