Form 10-Q
period 2008-12-31
FERO INDUSTRIES, INC.
filed 2009-02-18
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Common equity as of the last practicable date:25,500,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

                         As of the date of this report the Registrant had 25,500,000 shares issued and outstanding

Item 1.

FERO INDUSTRIES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS
	December 31,	June 30,
	2008	2008

Current Assets:
Cash	$ -	$ 400

Total Assets	$ -	$ 400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	$ 7.430	$ -
Total Current Liabilities	7,430	-
Advances from shareholder	12,500	10,000
Total Liabilities	19,930	10,000

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
2 5,500,000 shares issued and outstanding	25,500	25,500
Additional paid in capital	11,100	11,100
Accumulated deficit	(56,530)	(46,200)

Total Stockholders' Equity (Deficit)	(19,930)	(9,600)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 400

see accompanying notes to the financial statements

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
	For the three	For the three	For the six	For the six	December 11, 2000
	months ended	months ended	months ended	months ended	(Date of inception)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
General & administrative	90	2,187	10,330	22,743	56,530
Total Operating Expenses	90	2,187	10,330	22,743	56,530

NET LOSS	$ (90)	$ (2,187)	$ (10,330)	$ (22,743)	$ (56,530)

Weighted Average Shares
Common Stock Outstanding	25,500,000	25,500,000	25,500,000	25,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

see accompanying notes to the financial statements

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
	For the six	For the six	December 11, 2000
	months ended	months ended	(Date of inception)
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows Used in Operating Activities:
Net Loss	$ (10,330)	$ (22,743)	$ (56,530)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	1,600
Increase in accounts payable	7,430	-	7,430
	-	-	-

Net Cash Used in Operating Activities	(2,900)	(22,743)	(47,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Loan from shareholder	2,500	-	12,500

Net Cash Provided by Financing Activities	2,500	-	47,500

Net Increase (Decrease) in Cash	(400)	(22,743)	-

Cash at Beginning of Period	400	24,500	-

Cash at End of Period	$ -	$ 1,757	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600

see accompanying notes to the financial statements

NOTES TO FINANCIALS ENDING DECEMBER 31, 2008

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

On December 8, 2008 the Company entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement be entered into as soon as possible but no later than April 10, 2009, with Closing to occur on or before April 30, 2009  and will be subject to certain terms and conditions.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2008 included in the Company’s report on Form 10-K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of December 31, 2008, as the Company does not have any common share equivalents outstanding.

INCOME TAXES:

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of December 31, 2008, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $20,000 related to its cumulative net operating losses of $56,530.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction. As of June 30, 2007, the Company has not determined whether it will continue to execute this contract by the closing  date of June 30, 2008. As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

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

On November 18, 2008 the Board of Directors of the registrant unanimously passed a resolution authorizing a forward split of the  issued and outstanding common shares on a five to one (5 – 1) basis bringing the total common shares issued and outstanding to 25,500,000.. The financial statements have been retroactively adjusted back to inception (December 11, 2000) to show the effect of this forward split.

Also on November 18, 2008, the Board of Directors voted to increase the number of authorized shares of common stock of the Company to 500,000,000. The Company filed amended articles of incorporation with the State of Colorado on December 3rd, 2008 to effect this change.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $56,530 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We expect to pursue the implementation of our business plan and the development and marketing of our website. Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures or obtain equity and/or debt financing to support our current and proposed oil and gas operations and capital expenditures. We cannot assure that continued funding will be available. At the same time we intend to pursue other opportunities, hopefully to make financing easier.

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

On December 8, 2008 we entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement be entered into as soon as possible but no later than January 15, 2009, with Closing to occur on or before February 27, 2009  and will be subject to certain terms and conditions.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary.

Liquidity and Capital Resources

As of December 31, 2008 we had no available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2 Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

Exhibit 99.1    8K Report on 8k dated 11-19-2008

Exhibit 99.2    8K Report on 8k dated 12-09-2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FERO INDUSTRIES INC.

Dated February 17, 2009

/s/ Kyle Schlosser

     Kyle Schlosser, President, Director and Chief Executive Officer

/s/ Leigh Ann Squire

     Leigh Ann Squire, Secretary/Treasurer, Director and Principal Accounting Officer