Form 10-Q
period 2009-03-31
FERO INDUSTRIES, INC.
filed 2009-05-14
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Item 1.

FERO INDUSTRIES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

FERO INDUSTRIES INC.

(A Development Stage Company)

BALANCE SHEETS

AS AT MARCH 31, 2009 AND 2008

ASSETS
	March 31,	June 30,
	2009	2008
	(unaudited)
Current Assets:
Cash	$ -	$ 400

Total Assets	$ -	$ 400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 7,350	-
Total Current Liabilities	12,500	10,000
advances from shareholder	12,500	10,000
Total Liabilities	19,850	10,000

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
25,500,000 shares issued and outstanding at March 31,2009 and June 30, 2008	25,500	2 5,500
Additional paid in capital	11,100	11,100
Accumulated deficit	(56,450)	(46,200)

Total Stockholders' Equity (Deficit)	(19,850)	(9,600)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 400

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS

ENDING MARCH 31, 2009 AND 2008

AND FOR THE PERIOD FROM DECEMBER 11, 2000 (INCEPTION)

THROUGH March 31, 2009

(unaudited)

					From
	For the three	For the three	For the nine	For the nine	December 11, 2000
	months ended	months ended	months ended	months ended	(Date of inception)
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
General & administrative	(80)	10,614	10,250	33,357	56,450
Total Operating Expenses	(80)	10,614	10,250	33,357	56,450

NET INCOME(LOSS)	$ 80	$ (10,614)	$ (10,250)	$ (33,357)	$ (56,450)

Weighted Average Shares
Common Stock Outstanding	25,500,000	25,500,000	25,500,000	25,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTH PERIOD

ENDING MARCH 31, 2009 AND 2008

AND FOR THE PERIOD FROM DECEMBER 11, 2000 (INCEPTION)

THROUGH March 31, 2009

(unaudited)

					From
	For the three	For the three	For the nine	For the nine	December 11, 2000
	months ended	months ended	months ended	months ended	(Date of inception)
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ 80	$ (10,614)	$ (10,250)	$ (33,357)	$ (56,450)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	-	-	1,600
Increase in accounts payable	(80)	-	7,350	-	7,350
	-	-	-	-	-

Net Cash Used in Operating Activities	0	(10,614)	(2,900)	(33,357)	(47,500)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	-	-	35,000
Advances from shareholder		10,000	2,500	10,000	12,500

Net Cash Provided by Financing Activities	-	10,000	2,500	10,000	47,500

Net Increase (Decrease) in Cash	0	(614)	(400)	(23,357)	-

Cash at Beginning of Period	0	1,757	400	24,500	-

Cash at End of Period	$ -	$ 1,143	$ -	$ 1,143	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ -	$ -	$ 1,600

SEE ATTACHED NOTES

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

On December 8, 2008 the Company entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement be entered into as soon as possible but no later than April 15, 2009, with Closing to occur on or before May 15, 2009  and will be subject to certain terms and conditions.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary.  As of the date of this report (May 13, 2009) a definitive agreement between the two companies had not been reached.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.  The accompanying audited financial statements included herein have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with the instructions to form 10-Q and article 8 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal recurring nature.  Operating results for the three and nine months ended March 31, 2009 and 2008are not necessarily indicative of the results that may be expected for any interim period or the entire year.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of June 30, 2007, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of March 31, 2009, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $19,750 related to its cumulative net operating losses of $56,450.

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

NOTE 4 – COMMON STOCK

On December 11, 2000 the Company issued 3,000,000 shares of its common stock to its President and Chief Executive Officer, Kyle Schlosser at a deemed price of  $0.0002 per share or $600 in return for his time effort and expense of forming the company and keeping it in good standing.

On December 28, 2006 the Company issued 2,500,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Leigh-Ann Squire at a deemed price of $0.0002 per share or $500 in return for her agreement to join our Board of Directors, become an officer of the registrant and his agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge.

As referred to in Note 4 above, on April 20, 2007 the Company issued 2,500,000 shares of our common stock to Mr. Jerry Capehart of Grand Prairie, Texas at a deemed price of $0.0002 per share, or $500, as a good faith deposit for seventeen domain names relating to the oil and gas industry.

On April 30, 2007 the Company issued 15,500,000 shares of our common stock to thirty-one non US persons at a price of $0.002 per share.

On May 10, 2007 the Company issued 2,000,000 shares of our common stock to three US individuals (one representing a Grandchildren’s Trust), at a price of $0.002 per share.

On November 18, 2008 the Board of Directors of the registrant unanimously passed a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a three to one (5 – 1) basis bringing the total common shares issued and outstanding to 25,500,000 and authorized common shares to 500,000,000.

The forward stock split has been retroactively reported in the financial statements as if the split had occurred at inception of the company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $56,450 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On December 8, 2008 we entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement be entered into as soon as possible but no later than April 15, 2009, with Closing to occur on or before May 15, 2009  and will be subject to certain terms and conditions.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary.

Liquidity and Capital Resources

As of March 31, 2009 we had $0.00 in available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

On December 8, 2008 Fero Industries, Inc. (the “Registrant entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement will be entered into as soon as possible but no later than April 15, 2009, with Closing to occur on or before May 15, 2009  and will be subject to certain terms and conditions.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary.

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

Dated May 14, 2009

/s/ Kyle Schlosser

     Kyle Schlosser, President, Director and Chief Executive Officer

/s/ Leigh Ann Squire   Leigh Ann Squire, Secretary/Treasurer, Director and Principal Accounting Officer