Form 10-K
period 2009-06-30
FERO INDUSTRIES, INC.
filed 2009-10-13
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter Bid $, Ask $

The number of shares of the issuer’s common stock issued and outstanding as of June 30, 2009 was 25,500,000 shares.

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
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our proposed products or services or increase the cost of doing business as a result of litigation costs or increased service

We have incurred losses since our inception. For the year ended June 30, 2009, we generated revenue of $0, and incurred net losses of $13,150. At June 30, 2009 we had working capital deficit of $10,250 and an accumulated deficit of $ 59,350. Our auditors, have expressed substantial doubt about our ability to continue as going concern.

As at June 30, 2009 there was no public market for our common stock. Subsequent to June 30, 2009 the common shares of Fero Industries Inc. were listed for quotation on the Over the Counter Bulletin Board (OTCBB) on August 7, 2008 under the trading symbol FERO. On December 5, 2008 the company completed a 5 to 1 forward split bring the total issued and outstanding to 25,500,000 and the change of our trading symbol  from FERO to FROI on the Over the Counter Bulletin Board.

On December 8, 2008 Fero Industries, Inc. (the “Registrant”) has entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement will be entered into as soon as possible but no later than January 15, 2009, with closing to occur on or before February 27, 2009 and will be subject to certain terms and conditions. The Interim Agreement was extended to April 15, 2009 for the entry into a definitive agreement with closing to occur on May 15, 2009. The Interim Agreement has since been further extended to June 29, 2009 to enter into a definitive agreement, with closing to occur on or before October 31, 2009.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary. To date a definitive agreement has not been consummated and negotiations are still ongoing.

Our principal offices are located at 17 Reeves Crescent, Red Deer, AB, Canada T4P 2Z4 and our telephone number is (403) 827-7936. We are a Colorado corporation.

ITEM 1A. Risk Factors.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $13,150 and $34,900 for the years ended June 30, 2009 and 2008, respectively. At June 30, 2008 we had working capital deficit (current assets less currently liabilities) of $10,250 and an accumulated deficit of $59,350. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated, our independent auditors stated that our financial statements for the year ended June 30, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As of June 30, 2009 there were no submissions of matters that require a vote of shareholders.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol FERO on August 7th, 2008 On December 5, 2008 the company completed a 5 to 1 forward split bring the total issued and outstanding to 25,500,000 and the change of our trading symbol  from FERO to FROI on the Over the Counter Bulletin Board.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2009	$.40	$.32
2nd Quarter 2009	$.40	$.32
3rd Quarter 2009	$.40	$.32

Holders of Common Stock

As of June 30, 2009, there were 38 registered shareholders of our common stock.

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

ITEM 6. Selected Financial Data.

Summary of Statements of Operations of Fero

Year Ended June 30, 2009 and 2008

	June 30, 2009		June 30, 2008
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Loss		$(13,150)		$(34,900)
Net Loss Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of Fero as at June 30, 2009 and 2008

	June 30, 2009	June 30, 2008
Working Capital Deficit	$(10,250)	(9600)
Total Assets	$0	400
Stockholders’ Equity	$0	400

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

Results of Operations

Revenues

Revenues for the year ended June 30, 2009, and 2008 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2009, and 2008 were $13,150 and $34,900, respectively. General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the year ended June 30, 2009, and 2008, amounted to ($13,150) and ($34,900), respectively, reflecting our startup nature.

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

ITEM 8. Financial Statements and Supplementary Data.

.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of June 30, 2009, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of June 30, 2009
3.	Statements of Operations for the years ended June 30, 2009 and 2008 and for the period from inception on December 11, 2000, to June 30, 2009;
4.	Statements of Cash Flows for the years ended June 30, 2009 and 2008 and for the period from inception on December 11, 2000 to June 30, 2009;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 11, 2000 through June 30, 2009; and
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

dsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

September 18, 2008

Salt Lake City, Utah

                                                                                       F2

FERO INDUSTRIES INC.

(A Development Stage Company)

 Balance Sheets

	June 30,	June 30,
	2009	2008

Current Assets:
Cash	$ -	$ 400

Total Assets	$ -	$ 400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 10,250	-
Total Current Liabilities	10,250	-
Advances from shareholder	12,500	10,000
Total Liabilities	22,750	10,000

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
25,500,000 shares issued and outstanding at June 30 2009,2008	25,500	25,500
Additional paid in capital	11,100	11,100
Accumulated deficit	(59,350)	(46,200)

Total Stockholders' Equity (Deficit)	(22,750)	(9,600)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 400

F3

FERO INDUSTRIES INC.

(A Development Stage Company)

Statement of Operations

			From
			December 11,
			2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	13,150	34,900	59,350
Total Operating Expenses	13,150	34,900	59,350

NET LOSS	$ (13,150)	$ (34,900)	$ (59,350)

Weighted Average Shares
Common Stock Outstanding	25,500,000	25,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

F4

FERO INDUSTRIES INC.

(A Development Stage Company

Statement of Shareholders Equity

	Preferred	Stock	Common	Stock
					Additional	Stock
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	(Deficit)
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	accumulated	Total

BALANCE- December 11, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services			3,000,000	3,000	$ (2,400)			600
December 11, 2000
Net (loss)							(600)	(600)
BALANCE- June 30, 2006	-	-	3,000,000	3,000	(2,400)	-	(600)	-

Issuance of common stock in exchange for services			2,500,000	2,500	$ (2,000)			500
December 28, 2006
Issuance of common stock for cash at $.01 per share			15,500,000	15,500	$ 15,500			31,000
April 30, 2007
Issuance of common stock and subscriptions			2,000,000	2,000	$ 2,000	(4,000)		-
receivable at $.01 per share – May 10, 2007
Receipt of subscription receivable – March 2007						4,000		4,000
Issuance of common stock in exchange for services			2,500,000	2,500	$ (2,000)			500
April 20, 2007
Net (loss)							(11,500)	(11,500)
BALANCE- June 30, 2007	-	-	25,500,000	25,500	11,100	-	(12,100)	24,500

Net (loss)							(34,100)	(34,100)
BALANCE- June 30, 2008	-	-	25,500,000	25,500	11,100	-	(46,200)	(9,600)

Net (loss)							(13,150)	(13,150)
BALANCE- June 30, 2009	-	-	25,500,000	25,500	11,100	-	(59,350)	(22,750)

F5

FERO INDUSTRIES INC.

(A Development Stage Company)

Statement of Cash Flows

			From
			December 11,
			2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (13,150)	$ (34,900)	$ (59,350)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	1,600
decrease in accounts payable change in operating assets and liabilities change in deposits	10,250	(1,700)	10,250
	-	5,500	-

Net Cash Used in Operating Activities	(2,900)	(31,100)	(47,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Loan from shareholder	2,500	10,000	12,500

Net Cash Provided by Financing Activities	2,500	10,000	47,500

Net Increase (Decrease) in Cash	(400)	(24,100)	-

Cash at Beginning of Year	400	24,500	-

Cash at End of Year	$ -	$ 400	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of June 30, 2009, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of June 30, 2009, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $20,000 related to its cumulative net operating losses of $59,350

CONCENTRATION OF CREDIT RISK

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

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 2,500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction. The Company did not execute this contract by the closing date of June 30, 2009.  As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

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

On November 18, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a five to one (5 – 1) basis bringing the total common shares issued and outstanding to 25,500,000.  The forward split has been retroactively recorded in the financial statements of the Company as if the forward split had occurred at the inception of the Company.  All share amounts have been retroactively adjusted

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $59,350 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                                                     F10

ITEM 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

There has not been any changes in and or disagreements with our principal independent accountants.

We have engaged Madsen & Associates CPA’s, Inc. as our independent auditors since May 2007.

 During the years ended June 30, 2009 and 2008 and subsequent to June 30, 2009 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Madsen & Associates CPA’s, Inc. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are not effective.

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

As of June 30, 2009, we have not adopted an equity compensation plan.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2009, and we have not granted any stock options since our inception.

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

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2009, we had 25,500,000 shares of common stock issued and outstanding.

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

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	12,450	9175
Audit Related Fees
Tax Fees
All Other Fees
Total	11,000	11,000

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

SIGNATURE	TITLE	DATE

_/s/_ Kyle Schlosser Kyle Schlosseer	President, Chief Executive Officer, and Director	October 13, 2009
/s/ Leigh-Ann Squire Leigh-Ann Squire	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	October 13, 2009