Form 10-K/A
period 2009-06-30
FERO INDUSTRIES, INC.
filed 2009-10-14
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Board of Directors

Fero Industries, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Fero Industries, Inc. (A Development Stage Company) as of June 30, 2009 and 2008 and the statements of operations, stockholders’ equity(deficit) and cash flows for each of the years in the two-year period ended June 30, 2009 and for the period from date of inception (December 11, 2000) to June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fero Industries, Inc. as of June 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009, and for the period from the date of inception (December 11, 2000) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 5 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

October 13, 2009

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

SIGNATURE	TITLE	DATE

_/s/_ Kyle Schlosser Kyle Schlosseer	President, Chief Executive Officer, and Director	October 14, 2009
/s/ Leigh-Ann Squire Leigh-Ann Squire	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	October 14, 2009