Form 10-Q
period 2009-09-30
FERO INDUSTRIES, INC.
filed 2009-11-13
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

254-16 Midlake Blvd SE, Calgary, AB Canada

                    (Address of principal executive office)

(403)  467-2356

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

Item 1.

FERO INDUSTRIES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

FERO INDUSTRIES INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	Sept 30,	June 30,
	2009	2009
ASSETS

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 22,655	$ 10,250
Total Current Liabilities	22,655	10,250
Advances from shareholder	12,500	12,500
Total Liabilities	35,155	22,750

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
25,500,000 shares issued and outstanding at September 30, 2009 and
June 30, 2009	25,500	25,500
Additional paid in capital	11,100	11,100
Defecit accumulated during the development stage	(71,755)	(59,350)

Total Stockholders' Equity (Deficit)	(35,155)	(22,750)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS

ENDING SEPTEMBER, 2009 AND 2008

AND FOR THE PERIOD FROM DECEMBER 11, 2000 (INCEPTION)

THROUGH September 30, 2009  (Unaudited)

			From
			December 11,
	For the	For the	2000
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	12,405	10,240	71,755
Total Operating Expenses	12,405	10,240	71,755

NET LOSS	$ (12,405)	$ (10,240)	$ (71,755)

Weighted Average Shares
Common Stock Outstanding	25,500,000	25,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

FERO INDUSTRIES INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS

ENDING SEPTEMBER, 2009 AND 2008

AND FOR THE PERIOD FROM DECEMBER 11, 2000 (INCEPTION)

THROUGH September 30, 2009  (Unaudited)

			From
			December 11,
	For the	For the	2000
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (12,405)	$ (10,240)	$ (71,755)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	1,600
Increase in accounts payable	12,405	7,350	22,655
	-	-	-

Net Cash Used in Operating Activities	-	(2,890)	(47,500)

Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Loan from shareholder	-	2,500	12,500

Net Cash Provided by Financing Activities	-	2,500	47,500
Net Increase (Decrease) in Cash	-	(390)	-

Cash at Beginning of Period	-	400	-

Cash at End of Period	$ -	$ 10	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600

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

BASIS OF PRESENTATION

The interim financial statements of the Company for the three months ended September 30, 2009 and 2008 and for the period from date of inception on December 11, 2000 to September 30, 2009 are not audited.  The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the company’s financial position as of September 30, 2009 and the results of its operations and cash flows for the three months ended September 30, 2009 and 2008 and for the period from the date of inception on December 11, 2000 to September 30, 2009.

The results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue at the time services are performed.

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of September 30, 2008, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of September 30, 2009, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $16,200 related to its cumulative net operating losses of $71,755.

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

On November 18, 2008, the Board of Directors authorized a five to one forward split of the issued and outstanding common stock.  This forward stock split has been retroactively recorded in the financial statements of the Company as if the forward split had occurred at the inception of the Company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $71,755  since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENT

On October 13, 2009, the Company entered into a Share Exchange Agreement with Pyro Pharmaceuticals, Inc. (A Development Stage Company) (Pyro).  Under the terms of the agreement, the Company will issue 38,250,000 shares of common stock in exchange for all of the issued and outstanding common shares of Pyro.  It is intended that this business combination will be accounted for as a reverse merger with Pyro being the accounting acquirer.

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

On December 8, 2008 we entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement be entered into as soon as possible but no later than June 15, 2009, with Closing to occur on or before October 15, 2009  and will be subject to certain terms and conditions.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary.

On October 13, 2009, the Company entered into a Share Exchange Agreement with Pyro Pharmaceuticals, Inc. (A Development Stage Company) (Pyro).  Under the terms of the agreement, the Company will issue 38,250,000 shares of common stock in exchange for all of the issued and outstanding common shares of Pyro.  It is intended that this business combination will be accounted for as a reverse merger with Pyro being the accounting acquirer.

Liquidity and Capital Resources

As of September 30, 2009 we had $0.00 in available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

On December 8, 2008 Fero Industries, Inc. (the “Registrant entered into an Interim Agreement with Pyro Pharmaceuticals, Inc. of Los Angeles California. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms. A definitive agreement will be entered into as soon as possible but no later than June 15, 2009, with Closing to occur on or before October 15, 2009  and will be subject to certain terms and conditions.  The Definitive Agreement will provide for the exchange of each of the Company’s common stock, with Fero remaining as the parent entity and Pyro a wholly owned subsidiary.

On October 13, 2009, the Company entered into a Share Exchange Agreement with Pyro Pharmaceuticals, Inc. (A Development Stage Company) (Pyro).  Under the terms of the agreement, the Company will issue 38,250,000 shares of common stock in exchange for all of the issued and outstanding common shares of Pyro.  It is intended that this business combination will be accounted for as a reverse merger with Pyro being the accounting acquirer.

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

Dated November 13, 2009

/s/ Kyle Schlosser

     Kyle Schlosser, President, Director and Chief Executive Officer

/s/ Leigh Ann Squire   Leigh Ann Squire, Secretary/Treasurer, Director and Principal Accounting Officer