Form 10-Q
period 2009-12-31
FERO INDUSTRIES, INC.
filed 2010-02-16
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

16125 Shawbrooke RD SW T2Y 3B3 Calgary, AB Canada

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

FERO INDUSTRIES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2009

(Unaudited)

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	(unaudited)
	December 31,	June 30,
	2009	2009
ASSETS

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 24,405	$ 10,250
Advances from shareholder	12,500	12,500

Total Current Liabilities	36,905	22,750

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
25,500,000 shares issued and outstanding at December 31, 2009 and
June 30, 2009	25,500	25,500
Additional paid in capital	11,100	11,100
Accumulated deficit	(73,505)	(59,350)

Total Stockholders' Equity (Deficit)	(36,905)	(22,750)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

see accompanying notes to the financial statements

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
					December 11,
	For the	For the	For the	For the	2000
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
General & administrative	1,750	90	14,155	10,330	73,505
Total Operating Expenses	1,750	90	14,155	10,330	73,505

NET LOSS	$ (1,750)	$ (90)	$ (14,155)	$ (10,330)	$ (73,505)

Weighted Average Shares
Common Stock Outstanding	25,500,000	25,500,000	25,500,000	25,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

\

see accompanying notes to the financial statements

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			December 11,
	For the	For the	2000
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows Used in Operating Activities:
Net Loss	$ (14,155)	$ (10,330)	$ (73,505)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	1,600
Increase in accounts payable	14,155	7,430	24,405
	-	-	-

Net Cash Used in Operating Activities	-	(2,900)	(47,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Advances from shareholder	-	2,500	12,500

Net Cash Provided by Financing Activities	-	2,500	47,500

Net Increase (Decrease) in Cash	-	(400)	-

Cash at Beginning of Year	-	400	-

Cash at End of Year	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600

see accompanying notes to the financial statements

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

On October 13, 2009, the Company entered into a Share Exchange Agreement with Pyro Pharmaceuticals, Inc. (a Development Stage Company) (Pyro).  Under the terms of the agreement, the Company will issue 38,250,000 shares of common stock in exchange for all of the issued and outstanding common shares of Pyro.  As of February 16, 2010, this transaction has not been completed, pending due diligence requirements being met.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2009 included in the Company’s report on Form 10-K.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of December 31, 2009, as the Company does not have any common share equivalents outstanding.

INCOME TAXES:

The Company uses the asset and liability method of accounting for income. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of December 31, 2009, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $25,000 related to its cumulative net operating losses of $73,505.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ADVANCES FROM SHAREHOLDERS

The Company has received advances from one of its shareholders in the amount of $12,500. These advances have been used to pay for operating expenses. Additionally, the advances are non-interest bearing as they are short term in nature.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $73,505 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Thus far, our focus has been on than initial corporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net the acquisition of our domain names and the development of our business plan. We plan the operations for remainder of 2009 to be focused on the development of our website. The completion of this task will require additional capital beyond what we currently have on hand.

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

Liquidity and Capital Resources

As of December 31, 2009 we had no available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

Dated February 14, 2009

/s/ Kyle Schlosser

     Kyle Schlosser, President, Director and Chief Executive Officer

/s/ Leigh Ann Squire

     Leigh Ann Squire, Secretary/Treasurer, Director and Principal Accounting Officer