Form 10-Q
period 2010-03-31
FERO INDUSTRIES, INC.
filed 2010-05-17
CIK 1409475

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

FERO INDUSTRIES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	(Unaudited)
	March 31,	June 30,
	2010	2009
ASSETS

Current Assets:
Cash	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 25,405	$ 10,250
Advances from shareholder	12,500	12,500
Total Current Liabilities	37,905	22,750

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
25,500,000 shares issued and outstanding at March 31, 2010 and
June 30, 2009	25,500	25,500
Additional paid in capital	11,100	11,100
Deficit accumulated during development stage	(74,505)	(59,350)

Total Stockholders' Equity (Deficit)	(37,905)	(22,750)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

 see accompanying notes to the financial statements

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					From
					December 11,
	For the	For the	For the	For the	2000
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
General & administrative	1,000	(80)	15,155	10,250	74,505
Total Operating Expenses	1,000	(80)	15,155	10,250	74,505

NET (LOSS) INCOME	$ (1,000)	$ 80	$ (15,155)	$ (10,250)	$ (74,505)

Weighted Average Shares
Common Stock Outstanding
(Basic and Diluted)	25,500,000	25,500,000	25,500,000	25,500,000

(Loss) Earnings Per Share
(Basic and Diluted)	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

(Unaudited) see accompanying notes to the financial statements

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			From
			December 11,
	For the	For the	2000
	nine	nine	(Date of
	months	months	inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$ (15,155)	$ (10,250)	$ (74,505)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	1,600
Changes in operating assets and liabilities:
Increase in accounts payable	15,155	7,350	25,405
	-	-	-

Net Cash (Used in) Operating Activities	-	(2,900)	(47,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Advances from shareholder	-	2,500	12,500

Net Cash Provided by Financing Activities	-	2,500	47,500

Net Increase (Decrease) in Cash	-	(400)	-

Cash at Beginning of Period	-	400	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600

(Unaudited) see accompanying notes to the financial statements

FERO INDUSTRIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2009 included in the Company’s report on Form 10-K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of March 31, 2010, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of March 31, 2010, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $26,000 related to its cumulative net operating losses of $74,505.

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

NOTE 3 – ADVANCES FROM SHAREHOLDER

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $74,505 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 17, 2010, which is the date the financial statements were issued.

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

Liquidity and Capital Resources

As of March 31, 2010 we had no available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities.

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

Dated May 14, 2010

/s/ Kyle Schlosser

     Kyle Schlosser, President, Director and Chief Executive Officer

/s/ Leigh Ann Squire

     Leigh Ann Squire, Secretary/Treasurer, Director and Principal Accounting Officer