Form 10-Q/A
period 2010-03-31
FERO INDUSTRIES, INC.
filed 2010-05-18
CIK 1409475

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-52805

FERO INDUSTRIES INC.
(Exact name of small business issuer in its charter)

Colorado	01-0884561
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

                                            254-16 Midlake, Alberta, Canada T2X 2X7

Address of principal executive offices)

(403) 827-7936

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]

No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]

Accelerated Filer [ ]

Non-accelerated filer   [ ]

Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]

No  []

There were shares of 25,500,000 Common Stock outstanding as of May    , 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – March 31, 2010 and June 30, 2009 (Audited)            F-1

Statements of Operations  -

Three months and Nine Months ended March 31, 2010 and 2009 and

            From December 20, 2006 (Inception) to March 31, 2010

             F-2,

Statements of Cash Flows –

Nine months ended March 31, 2010 and 2009 and

From December 20, 2006 (Inception) to March 31, 2010

                           F-3

Notes to the Financial Statements

   F-4

Item 2.  Management’s Discussion and Analysis of Financial Condition

              and Results of Operations

                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 4

– Not Applicable

Item 4. Controls and Procedures

    4

Item 4T.  Controls and Procedures

    4

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

                                                               6

Item 1A. Risk Factors- Not Applicable

   6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   9

Item 3.  Defaults Upon Senior Securities – Not Applicable

                           9

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

   9

Item 5.  Other Information

                                                    9

Item 6.  Exhibits

     9

SIGNATURES

Item 1.  Financial Statements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Business and Plan of Operations

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

On October 13, 2009 Fero Industries, Inc. (the “Registrant”) entered into a Definitive Share Exchange Agreement to acquire Pyro Pharmaceuticals, Inc. of Irvine California. On December 8, 2009 the registrant and Pyro Pharmaceuticals, Inc. mutually terminated the Share Exchange Agreement and Entered in to an Asset Purchase Agreement. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms.  The Definitive Agreement provides for the Purchase of Pyro’s assets for shares of the Company’s common stock, with Fero remaining as the parent entity and Pyro as a subsidiary.  It is anticipated that a final closing to occur upon completion of Pyro’s audited financial Statements and will be subject to certain terms and conditions as set forth in the definitive agreement.

Liquidity and Capital Resources

As of March 31, 2009 we had no available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities or receiving advances from shareholders or our officers and directors.

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

To date, we have generated no revenues and have incurred operating losses in every quarter. These factors among others may raise substantial doubt about our ability to continue as a going concern.

2

Results of Operations

For the Nine months Ended March 31, 2010 compared to the Nine months Ended February 28, 2009

We are an exploration stage and have no revenues to date.

We incurred operating expenses of $2,250 and $10,250for the nine month periods ended March 31, 2010 and 2009, respectively.  The decrease of $ 8,000 is a result of the decrease in professional fees and general and administrative expenses over the prior period.  The decrease in our operating expenses for the Nine months ended March 31, 2010 was a result of decreased administrative expenses and exploration activities in connection with our on going exploration  efforts.

During the Nine months ended March 31, 2010, we recognized a net loss of $2,250 compared to a net loss of 10,250 for the Nine months ended February 28, 2009.  The decrease was a result of the decrease in operational expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2010, we had total assets of $0 consisting of cash.  At March 31, 2010, we had total current liabilities of $37,905, consisting of accrued expenses of $12,500 and an advance from shareholders of $25,405,

During the Nine months ended March 31, 2010, we used cash of $4,905 in operations. During the Nine months ended March 31, 2010, net losses of $4,905 were not adjusted for any non-cash items.  During the nine months ended March 31, 2009, net losses of $15,155 were not adjusted for any non-cash items.

During the Nine months ended March 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the Nine months ended March 31, 2010, we received $0 from our financing activities.  During the Nine months ended March, 2009, we received $0 from our financing activities

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs.  We will have to seek loans or equity placements to cover such cash needs.  Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

3

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a 15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act"))  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Schlosser our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation,

Mr. Schlosser has concluded that our disclosure controls and procedures  are  effective  in  timely  alerting  them to material  information required  to be  included  in  our  periodic  SEC  filings  and to  ensure  that information  required to be disclosed in our periodic SEC filings is accumulated and communicated to our management,  including our Chief Executive  Officer,  to allow  timely  decisions  regarding  required  disclosure  as a  result  of  the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

4

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended March 31, 2010. We believe that internal control over financial reporting is effective, We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings.

Fero Industries Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

Not applicable

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the period covered by this report

 Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

We did not file Current Reports on Form 8-K during the period ended March 31, 2010

5

Item 6.  Exhibits.

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1

Certification of Chief Executive and Principal Accounting Officer pursuant to

Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1

Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2010

Fero Industries Inc. (Registrant)

By:

/s/ Kyle Schlosser

______________________________

Kyle Schlosser

Chief Executive Officer

and Principal Accounting Officer