Form 10-K
period 2010-06-30
FERO INDUSTRIES, INC.
filed 2010-10-13
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended June 30, 2010

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53337

FERO INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

COLORADO	01-0884561
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

254-16 Midlake Boulevard SE Calgary Alberta, Canada T2X 2X7

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $6,380,000

The number of shares of the issuer’s common stock issued and outstanding as of June 30, 2010 was 127,500,000 shares.

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

ITEM 1. Business.

Corporate History

We were incorporated in the State of Colorado on December 11, 2000 under the name Fero Industries, Inc. and were dormant until December 2006. During this time we were a development stage company that had not commenced any operations other than initial corporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net, and the acquisition of our domain names and the development of our business plan. It was our initial intention to create a web portal whereby we planned to serve as an all inclusive information provider for anyone worldwide who was looking to buy, sell or lease anything to do with the exploration and/or production of oil and gas.

In October, 2009, we abandoned the original business plan and began seeking out potential acquisition candidates in the healthcare industry.

On October 13, 2009 Fero Industries, Inc. (the “Registrant”) entered into a Definitive Share Exchange Agreement to acquire Pyro Pharmaceuticals, Inc. of Irvine California. On December 8, 2009 the registrant and Pyro Pharmaceuticals, Inc. mutually terminated the Share Exchange Agreement and Entered in to an Asset Purchase Agreement. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms.  The Definitive Agreement provides for the Purchase of Pyro’s assets for shares of the Company’s common stock, with Fero remaining as the parent entity and Pyro as a subsidiary.  It is anticipated that a final closing to occur upon completion of Pyro’s audited financial Statements and will be subject to certain terms and conditions as set forth in the definitive agreement. This transaction has not yet closed.

On May 23, 2010, Fero Industries, Inc., a Colorado corporation, (the "Company") entered that certain Asset Acquisition Agreement (the "Agreement") with Gvest, Inc., (“Gvest”) an Ontario, Canada corporation.  Pursuant to the terms and conditions of the Agreement, the Company acquired certain assets directly related to the manufacturing, sale and distribution of that certain product known as Sucanon, which is an herbal remedy for Type II Diabetes.

The acquired assets include all of the intellectual property rights, training, and “know how” to manufacture and produce Sucanon, including sources and suppliers of Sucanon ingredients and mixing equipment; certain associated trademarks and patents ("Acquired Assets"). The Acquired Assets include the exclusive world-wide rights to manufacture, sell and distribute Sucanon. The Company purchased the Acquired Assets for an aggregate purchase price of $250,000. The Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties were subject to customary indemnification provisions, subject to specified aggregate limits of liability.

On June 29, 2010, the Company and Gvest determined that all closing conditions had been met and that the transaction should therefore close based on the terms and conditions thereof. On July 1, 2010, the Company received such documents necessary to conduct complete and full due diligence relating to the Acquired Assets.

On July 7, 2010, the Company determined, based on a full review and the completion of due diligence related to the Acquired Assets, the Company has determined that the Acquired Assets will allow the Company to move forward with its new business plan to make, manufacture and distribute Sucanon world-wide.

Overview

Fero’s mission is to acquire healthcare related companies, products, and technologies that have large market potential, improve the quality of care, or have unmet needs. Fero is focused on the medical device, biotechnology, pharmaceutical, nutraceutical, and healthcare IT industries. Fero's mission is to create and enhance shareholder value via a growth-by-acquisition strategy by acquiring synergistic companies, products, and technologies that have large market potential, improve the quality of care, or have unmet needs.

Fero’s initial focus is on diabetes. The Company has acquired the intellectual property and other exclusive world-wide rights related to the production, marketing, and distribution of Sucanon also known as Diab II, a treatment for Type II diabetes.

Sucanon is approved and is sold as an Over-The-Counter ("OTC") herbal remedy for Type II diabetes in Mexico and as a prescription pharmaceutical in Peru. Sucanon has also undergone clinical trials in China and Brazil. Application for United States Food and Drug Administration (“FDA”) approval of Sucanon has not been made. As such, it is not offered for sale nor approved for sale in the United States at this time. The Company will consider applying for FDA approval in the near future.

Current Product

Sucanon is one of only several drugs in the world, belonging to a class of diabetic medications called insulin sensitizers.  Insulin sensitizers lower blood sugar by increasing the muscle, fat and liver’s sensitivity to insulin.  Insulin sensitizers are blood sugar normalizing or euglycemic drugs that help return the blood sugar to the normal range without the risk of low blood sugars.

1.

Insulin binding to receptors and entering the cell, (which is impeded in NIDDM patients), is essential for the uptake of glucose;

2.

Sucanon increases the binding of insulin to its receptors;

3.

Sucanon increases the internalization of insulin; and,

4.

As a result, Sucanon increases the intracellular level of insulin, which then increases the uptake of glucose.

Sucanon is a medication that helps the body make better use of its own insulin, the hormone that controls blood sugar levels.  Type II Diabetics produce insulin, but their cells gradually lose the ability to absorb and use insulin to get sugar out of the blood stream.  Sucanon transports sugar out of the blood stream and into cells where it can be burned.  Sucanon particularly helps muscle cells use insulin and thus draws sugar out of the blood stream.

Sucanon increases sensitivity to insulin which leads to decreased blood sugar levels and a reduction of a wide range of Type II Diabetes symptoms, including: weight gain, fatigue, excess thirst and excess urination.  The reduction in blood sugar levels also reduces the possibility of peripheral nerve damage; this damage caused to peripheral nerves by chronic high blood sugar can ultimately lead to impotence in men and amputation of limbs in both men and women.

Sucanon is an herbal medication. It is derived from the combination of the dried root of tricosanthis and molybdenum, a light metal.  Sucanon’s chemical name is manitolatodimolybdate.

Clinical Trial Summary:

Clinical trials on Sucanon were performed in China.  After submission of a New Drug Application ("NDA") Sucanon was approved by the State Food and Drug Administration (SFDA) of China.  Subsequent clinical trials were also performed on Sucanon in Brazil, yet the trials have not yet been completed.

Sucanon clinical trials (see Clinical Results for more detailed information on trial results) were shown to reduce the problems and symptoms of Type II Diabetes:

High blood sugar:  Clinical studies have shown that Sucanon reduces blood sugar readings by about 25% - 30% and brings high blood sugar back into the normal range (non-fasting blood sugar  is above 200 mg/dL (milligrams per deciliter) or fasting blood sugar is above 126 mg/dL).

Fatigue:  Clinical studies have shown that Sucanon reduces fatigue.  Fatigue is a frequent symptom of Type II Diabetes or a pre-diabetic condition called Impaired Glucose Tolerance.

Weight gain:  Clinical studies have shown that people who have taken Sucanon report weight loss along with increased energy. Very often, people who are diabetic or pre-diabetic gain weight because their insulin-resistance leads to sugar being converted into fat instead of being burned to produce energy.

Excess thirst and urination:  Clinical studies have shown that Sucanon reduces excess thirst and excess urination. Higher-than-normal levels of blood sugar instigate thirst, which in turn leads to increased frequency of urination.

High cholesterol and triglyceride levels:  Clinical studies have shown that Sucanon reduces the levels of cholesterol and triglycerides.  People who are diabetic or pre-diabetic often have elevated cholesterol and triglyceride levels.  Elevated cholesterol and triglycerides significantly increase the risk of heart disease.

Side effects: Clinical studies have shown that Sucanon showed no side effects.  This sets Sucanon apart from many other anti-diabetic products, which can have effects on digestion, the liver, or the heart.

Toxicity: Clinical studies have shown that Sucanon toxicity was undistinguishable from the placebo.  In addition, Sucanon showed no carcinogenicity, mutagenicity, and teratogenicity in mice.

Clinical Results

Clinical Experience

The clinical benefits of Sucanon were convincingly demonstrated in a double-blind, randomized, placebo- & Glibenclamide-controlled, multi-center, efficacy and safety study in 370 adult patients with Type II diabetes. Sucanon was administered as tablets, one in the morning and one in the evening. The duration of the study was 6 months: four months treatment, preceded by one month screening evaluation, and followed by one month post-treatment follow-up. Glibenclamide is a commonly prescribed sulfonylurea; its benefits and limitations have been well known to diabetologists for over a decade. The parameters of response to therapy included an evaluation of the changes in clinical signs and symptoms of diabetes, an alteration in the blood and urine measurements of glucose metabolism, and an alteration in blood lipid levels.

The results indicated that the parameters of disease activity in patients receiving either Glibenclamide or Sucanon responded in a highly relevant clinical manner and that the differences from baseline measurements were statistically highly significant (p values <0.01). The lack of response in the group of patients who were randomized to receive placebo was also unequivocal, where the effect of administration was clinically small or non-existent, and the baseline to treatment difference was statistically insignificant (p value >0.05). An extract of the data is summarized in the following graphs and tables.

Table 1

Changes in glucose abnormalities in 370 Type II diabetic patients in 3 treatment groups of the randomized, double-blind, controlled study (before treatment and at the end of treatment analyses)

Table 2

Results from table 1 expressed as “Percent Improvement” (baseline to end of treatment)

Response to therapy was documented not only by a loss of, or a reduction in, disease related symptoms which included polyuria, polvdipsia, polyphagia, and fatigue, but also by the improvement in objective parameters of disease, namely, a reduction to normal or near normal levels in the elevated fasting blood glucose, and urinary sugar, and a normalization of the 100 g - oral glucose tolerance test. The objective results are given in table 1 above where the mean and standard deviations for these Values are listed, as well as the calculated "t" and “p" values. Given that the coefficient of variance of baseline values for the three treatment groups is small, and the patient number per group relatively large (n = 123), a between treatment group comparison is not unreasonable. These calculations (not shown) reveal that the improvements associated with therapy for both the Glibenclamide group of patients and the Sucanon group of patients were both better than placebo for all objective parameters measured to a level that was statistically significant (p Values <0.05 to <0.01 respectively. This was not surprising from the t values listed in table 1. The difference in reduction of fasting blood glucose between the latter treatment groups was not statistically significant (p value >.0.05).

Table 3

Sucanon associated improvements in blood lipid levels

Pre-clinical pharmacology

Pre-clinical in vivo and in vitro studies have identified that intravenous and oral Sucanon is pharmacodynamically active in diabetic rats, and out-performed all biguanides and sulfonylureas tested in those models. When added to rat muscle cells, its critical influence commences in seconds as it up-regulates insulin receptors, in a manner not yet understood, with the resultant increase in insulin endocytosis, uptake of glucose, and L-leucine effects, all of which last more than an hour.

In single-dose rat studies, peak response in lowering blood glucose takes 2 to 4 hours to occur, and the effect is lost by about 10 hours. Multiple oral dosing in rats (48 days) and up to 4 months in man, shows no loss of activity. Clear-cut pharmacological dose-response features were documented. Sucanon is also superior to other hypoglycemic agents in these models.

Toxicity

The therapeutic index is so large (10,000 in mice) that its margin of safety must be unique in the armamentarium of drugs for the treatment of diabetes. Carcinogenicity, mutagenicity, and teratogenicity toxicities were not found in mice. Chronic dosing in dogs and rats at 2000 times the therapeutic dose was free of any toxicity.

Sucanon Regulatory Approvals:

Sucanon has been approved for prescription sale in Peru and has been approved as an over-the-counter (non-prescription) product in Mexico. Application for United States FDA regulatory approval has not yet been made.  Thus, doctors cannot prescribe nor purchase Sucanon in the United States. However, Type II diabetics can buy Sucanon for their own use and have it delivered to them from Mexico under the U.S. FDA’s “personal importation” guidelines. A similar program exists for Type II diabetics in Canada who wish to buy Sucanon for their own use.

Growth Strategy

With this acquisition completed, Fero's strategy is to expand its product offering by acquiring other products in the bioceutical market place.

Fero's growth-by-acquisition strategy is critical to its current operations. Growing an existing business using strategies to increase sales and improve operations (i.e., organic growth) should be a constant, on-going goal of any business.

The benefits of growing through acquisition include:

•

Acquisitions can produce desired growth results much quicker than traditional organic growth strategies;

•

Effective means of developing a competitive advantage by acquiring companies to address existing weaknesses or needs;

•

Proven method of rapidly growing sales and income by acquiring new customers;

•

Strategic acquisitions can be an effective means to diversify your customer base and/or enter new markets to reduce reliance on any one customer or industry;

•

Acquisitions can be accomplished on a leveraged basis with financing to produce a return-on-investment superior to traditional organic growth results;

•

Acquiring a business can be an excellent way to develop a competitive advantage;

•

Acquiring a niche competitor that provides a related service your business doesn't currently offer can provide an immediate competitive advantage; and

•

Acquisition of another business can be an effective means of quickly increasing revenue and income while strategically adding customers to diversify your customer base.

In summary, the combination of the following key parameters differentiates Fero from other companies on the market:

•

To maximize benefits to shareholders, our corporate focus is devoted to the acquisition of synergistic companies, products, and technologies which bring value added revenue and market opportunities;

•

An experienced Management Team and Advisory Board directing all activities;

•

A pipeline of potential acquisition candidates;

•

A well-implemented strategy of acquiring candidates which have large market potential and significant unmet needs;

•

A highly flexible organization and low fixed overheads due to our innovative outsourcing strategy; and

•

A highly professional approach characterized by swift, responsive and well thought out decision-making and ability to redirect business efforts quickly and at low cost, to maximize partnering activities.

Competition

Our competitors include fully integrated pharmaceutical companies, nutraceutical, and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do.

Insurance

Due to the nature of the business conducted by the Company in the past, we do not currently maintain any insurance. However, we intend to acquire and maintain insurance appropriate to our new activities in the future on such terms that management shall deem to be commercially reasonable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

Pursuant to the Acquisition Agreement, we acquired the following intellectual property rights including patents and trademarks Intellectual Property.

Trademarks:

MARK	REG./APP. NO	REG./ APP. DATE	JURISDICTION
Sucanon	3255374	June 26, 2007	United States
Sucanon	720203	August 2, 2001	Mexico
Sucanon Premix*	1421376	December 10, 2008	Canada

             We previously applied for the trademark for Sucanon Premix in the International class 1 which consists of pharmaceutical preparations for the treatment of Type I and Type II diabetes. In February of 2010 we received a default notice and the application was thereby deemed abandoned in May of 2010. We are in the process of reviving the patent.

Patents:

ABSTRACT	PATENT NO.	ISSUE DATE
Method and composition for the treatment of diabetes	6,153,632	November 28, 2000

Employees

We currently have no employees other than our officers/directors.  However, we intend to seek out and identify qualified persons to assist the Company in implementing its new business plan and operations.

Government Regulation

The development, manufacture and commercialization of pharmaceutical products is generally subject to extensive regulation by various federal and state governmental entities. The FDA, which is the principal U.S. regulatory authority over pharmaceutical products, has the power to seize adulterated or misbranded products and unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize certain facts concerning a product and to initiate criminal proceedings. As a result of federal statutes and FDA regulations pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and expenditures. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as amended (21 U.S.C. 301 et. seq.), a new drug may not be commercialized or otherwise distributed in the U.S. without the prior approval of the FDA or pursuant to an applicable exemption from the FFDCA.

             We have incurred losses since our inception. For the year ended June 30, 2010, we generated revenue of $0, and incurred net losses of $292,405. At June 30, 2010 we had working capital deficit of $292,405and an accumulated deficit of $79,005. Our auditors, have expressed substantial doubt about our ability to continue as going concern.

             Our principal offices are located at 254-16 Midlake Boulevard SE Calgary Alberta Canada and our telephone number is (403) 827-7936. We are a Colorado corporation.

ITEM 1A. Risk Factors.

We currently rely on one product, and have no product sales to date, and cannot give assurance that there will be any sales in the future.

Our only product, Sucanon has just recently been approved for sale to the general public in Mexico and Peru; yet, no revenues have been generated to date from product sales. There is no guarantee that we will ever be able to market and promote Sucanon. To become profitable, we will have to successfully market and promote Sucanon and obtain regulatory approvals in other jurisdictions. There can be no assurance that our marketing and promotion efforts will be successful; that we will be able to obtain all required regulatory approvals; that we will be able to manufacture our products at an acceptable cost and with acceptable quality; or that our products can be successfully marketed in the future. We currently do not expect to receive significant revenues from the sale of any of our products for at least the next several years.

We will need additional funds to conduct our planned research and development efforts; we may not be able to obtain such funds and may never become profitable.

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new asset acquisitions. We expect our losses and operating expenses will continue to be substantial until we can market and sell Sucanon. We have substantially less money than we need to further our marketing efforts to develop a definitive market for Sucanon.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future and there is a question about our ability to continue as a going concern.

We are a development stage company with a limited operating history. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.  Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Currently, we have not generated any product revenue. We have financed our operations and internal growth primarily through the sale of equity securities. We have devoted substantially all of our efforts to asset acquisition. Our Financial Statements includes an explanatory paragraph that indicates the financial statements are affected by conditions and events that cast substantial doubt on our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The current global economic environment poses severe challenges to our business strategy, which relies on access to capital from the markets and our collaborators, and creates other financial risks for us.

The global economy, including credit markets and the financial services industry, has been experiencing a period of substantial turmoil and uncertainty. These conditions have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. The duration and severity of these conditions is uncertain, as is the extent to which they may adversely affect our business and the business of current and prospective collaborators and vendors. If the global economy does not improve or worsens, we may be unable to secure additional funding to sustain our operations or to find suitable partners to advance our internal programs, even if we receive positive results from our research and development or business development efforts.

If we do not partner or raise additional funds, we may have to further curtail our activities.

While we believe our strategy will conserve resources, our ability to advance our marketing efforts is limited. Without additional capital or funding from prospective partners, we will need to significantly curtail some of our current and planned activities and expenditures.

We may suffer losses from product liability claims.

It is possible that Sucanon could cause adverse events to patients, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render Sucanon ineffective in some patients and our sales would suffer. We may be susceptible to product liability lawsuits from events arising out of the use of Sucanon. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of bioceutical products. We may not be able to avoid product liability claims.

Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. If we are unable to protect against potential product liability claims, we may be unable to market Sucanon A successful product liability claim brought against us in excess of our insurance coverage may cause us to incur substantial liabilities and, as a result, our business may fail.

Our commercial success depends significantly on our ability to develop and commercialize our potential products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on our not infringing the patents or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required, in addition to any potential liability for damages, to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, any such license may not be available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which would harm our business. We may enter into licensing agreements with third party intellectual property owners for use of their property in connection with our potential products in order to ensure that such third party’s rights are not infringed.

Although we are not aware that any of our intended potential products would materially infringe the rights of others, a claim of infringement may be asserted against us and any such assertion may result in costly litigation or may require us to obtain a license in order to make, use, or sell our products. Third parties may assert infringement claims against us in the future with respect to current or future products. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

We may experience delays in obtaining required regulatory approvals in the U.S. to market our potential proposed product candidates.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results of operations. If we experience significant delays in testing or approvals, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval of a product, this approval will be limited to those disease stages and conditions for which the product has been demonstrated through clinical trials to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the potential products.

Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a potential product, or if a potential product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the U.S., our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

If competitors develop and market products that offer advantages as compared to our product candidates, our commercial opportunities will be limited.

Other companies have product candidates in development to treat the conditions we are seeking to ultimately treat. If these competitors are able to develop products that are more effective, have fewer side effects, are less expensive or offer other advantages as compared to our product candidates, our commercial opportunities will be limited. Furthermore, if our competitors commercialize competing products before we do, then our ability to penetrate the market and sell our products may be impaired. Our competitors include fully integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do.

Research and development programs are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.

Drug research and development programs are very expensive, time consuming and difficult to design and implement. Our projects are in various stages of research and development and are prone to the risks of failure inherent in drug research and development. We will need to complete additional research, development, clinical trials and preclinical studies before we can demonstrate that our drug candidates will be safe and effective to the satisfaction of the FDA and similar non-US regulatory authorities. These trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical or preclinical trials do not ensure that later trials or studies will be successful. In addition, the commencement or completion of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•

limited number of, and competition for, suitable patients required for enrollment in our clinical trials;

•

limited number of, and competition for, suitable sites to conduct our clinical trials;

•

delay or failure to obtain FDA approval or agreement to commence a clinical trial;

•

delay or failure to obtain sufficient supplies of our drug candidates for our clinical trials;

•

delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•

delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

Even if the results of our research and development programs are favorable, the development programs for our prospective drug candidates may take significantly longer than expected to complete, if they are completed at all.

We may engage in new partnerships and other strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

As part of an effort to enter into significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from any transaction we may consummate, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.

Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drug candidates, our commercial opportunities will be reduced or eliminated.

Many companies are pursuing the development of new drugs that target the same diseases and conditions that we target. Many of our competitors, particularly large pharmaceutical companies, have substantially greater research, development and marketing capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals, and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights. In addition, our competitors may develop drugs with fewer side effects, more desirable characteristics (such as route of administration or frequency of dosing) or better efficacy than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

Collaborative relationships may lead to disputes and delays in drug development and commercialization.

We may in the future have conflicts with our prospective collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, or the ownership of intellectual property. If any conflicts arise with prospective collaborators, such collaborators may act in a manner that is adverse to our interests.  Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our partnered drug candidates, and in turn prevent us from generating revenues:

•

unwillingness on the part of a collaborator to pay us research funding, milestone payments or royalties that we believe are due to us under a collaboration;

•

uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•

unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•

slowing or cessation of a collaborator’s development or commercialization efforts with respect to our drug candidates; or

•

litigation or arbitration.

Even if we receive regulatory approval to commercialize Sucanon, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control.

Even if our potential drug candidate obtains regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•

timing of market introduction of competitive drugs;

•

efficacy and safety of our drug candidates;

•

prevalence and severity of any side effects;

•

potential or perceived advantages or disadvantages over alternative treatments;

•

strength of sales, marketing and distribution support;

•

price of our future products, both in absolute terms and relative to alternative treatments;

•

the effect of current and future healthcare laws on our drug candidates;

•

availability of coverage and reimbursement from government and other third-party payers; and

•

product labeling or product insert requirements of the FDA or other regulatory authorities.

If our potential approved drugs, if any, fail to achieve market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, interruptions in the supply of natural resources, political and governmental changes, wildfires and other fires, explosions, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•

services by the Company or its competitors;

•

additions or departures of key personnel;

•

the Company’s ability to execute its business plan;

•

operating results that fall below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

In addition to the costs of compliance with having our shares listed on the OTCBB, there are substantial penalties that could be imposed upon us if we fail to comply with all of regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002 we will be required, beginning with our fiscal year ending June 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2010. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Colorado law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation contains a specific provision that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Colorado law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 2.     Description of Property.

The mailing address of our business is 254-16 Midlake Boulevard SE Calgary AB Canada Our President provides office space to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements.

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.     Legal Proceedings

We are not aware of any legal proceedings for and or against us.

ITEM 4. Submission of Matters to a Vote of Securities Holders.

As of June 30, 2010 there were no submissions of matters that require a vote of shareholders.

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2010	$..13	$.08
2nd Quarter 2010	$.11	$.05
3rd Quarter 2010	$.05	$.03

Holders of Common Stock

As of June 30, 2010, there were 14 registered shareholders of our common stock.

Dividends

On April 15th, 2010 the Board of Directors of Fero Industries (the Registrant) passed a resolution declaring a stock dividend of four (4) shares of common stock for each share held, of record as of April 20, 2010. The common shares of the Registrant will be considered Ex Dividend on April 21, 2010.  Upon issuance of the dividend shares, this will bring the total issued and outstanding shares to:127,500,000.

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

ITEM 6. Selected Financial Data.

Summary of Statements of Operations of Fero

Year Ended June 30, 2010 and 2009

	June 30, 2010		June 30, 2009
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of Fero as at June 30, 2010 and 2009

	June 30, 2010	June 30, 2009
Working Capital	$(292,405)	(22,750)
Total Assets	$-	-
Stockholders’ Equity	$292,405	(22,750)

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

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

As of June 30, 2010 we had no available cash. We plan to continue to provide for our capital needs by issuing debt or equity securities or receiving advances from shareholders or our officers and directors.

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

Results of Operations

For the Year Ended June 30, 2010 compared to the Year Ended June 30, 2009

We are a development stage company and have no revenues to date.

We incurred operating expenses of $269,655 and $13,150 for the years ended June 30, 2010 and 2009, respectively.  The increase of $256,505 is a result of the the acquisition of Sucanon, increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the year ended June 30, 2010 was a result of increased administrative expenses and acquisition costs in connection with our ongoing development efforts.

During the year ended June 30, 2010, we recognized a net loss of $269,655 compared to a net loss of $13,150 for the year ended June 30, 2009.  The increase was a result of the increase in acquisition and operational expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2010, we had total assets of $0 consisting of all intellectual property of the Sucanon diabetes treatment  .  At June 30, 2010, we had total current liabilities of $292,405, consisting of accrued expenses of $,6,150 and an advances from shareholders of $286,255.

During the year ended June 30, 2010, we used cash of $286,255 in operations. During the year ended June 30, 2010, net losses of $292,405 were not adjusted for any non-cash items.  During the year ended June 30, 2009, net losses of $22,750 were not adjusted for any non-cash items.

During the year ended June 30, 2010 and 2009, we did not have any cash flows from investment activities.

During the year ended June 30, 2010, we received $250,000 from our financing activities.  During the Year ended June 30, 2009, we received $0 from our financing activities.

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

ITEM 8. Financial Statements and Supplementary Data.

.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of June 30, 2010, including:

1.	Reports of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of June 30, 2010
3.	Statements of Operations for the years ended June 30, 2010 and 2009and for the period from inception on December 11, 2000, to June 30, 2010;
4.	Statements of Cash Flows for the years ended June 30, 2010 and 2009 and for the period from inception on December 11, 2000 to June 30, 2010;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 11, 2000 through June 30, 2010; and
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                                                                       F2

FERO INDUSTRIES INC.

(A Development Stage Company)

 Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS

Current Assets:
Cash	$ -	$ -
Total Current Assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 6,150	$ 10,250
Total Current Liabilities	6,150	10,250

Advances from shareholder	36,255	12,500
Promissory note payable	250,000	-
Total liabilties	292,405	22,750

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
127,500,000 shares issued and outstanding at
June 30, 2010 and June 30, 2009	127,500	127,500
Additional paid in capital	(90,900)	(90,900)
Accumulated deficit	(329,005)	(59,350)

Total Stockholders' Equity (Deficit)	(292,405)	(22,750)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ -

F3

FERO INDUSTRIES INC.

(A Development Stage Company)

Statement of Operations

			From
			December 11,
			2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	19,655	13,150	79,005
Impairment of bioceutical assets	250,000		250,000
Total Operating Expenses	269,655	13,150	329,005

NET LOSS	$ (269,655)	$ (13,150)	$ (329,005)

Weighted Average Shares
Common Stock Outstanding	46,738,356	25,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -

F4

FERO INDUSTRIES INC.

(A Development Stage Company

Statement of Shareholders Equity

	Preferred	Stock	Common	Stock
					Additional	Stock
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	(Deficit)
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	accumulated	Total

BALANCE- December 11, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services - December 11, 2000			3,000,000	3,000	$ (2,400)			600
Net (loss)							(600)	(600)
BALANCE- June 30, 2006	-	-	3,000,000	3,000	(2,400)	-	(600)	-

Issuance of common stock in exchange for services - December 28, 2006			2,500,000	2,500	$ (2,000)			500
Issuance of common stock for cash at $.01 per share - April 30, 2007			15,500,000	15,500	$ 15,500			31,000
Issuance of common stock and subscriptions receivable at $0.01 per share - May 10, 2007			2,000,000	2,000	$ 2,000	(4,000)		-
Receipt of subscription receivable - March 2007						4,000		4,000
Issuance of common stock for cash at $.01 per share - April 20, 2007			2,500,000	2,500	$ (2,000)			500
Net (loss)							(11,500)	(11,500)
BALANCE- June 30, 2007	-	-	25,500,000	25,500	11,100	-	(12,100)	24,500

Net (loss)							(34,100)	(34,100)
BALANCE- June 30, 2008	-	-	25,500,000	25,500	11,100	-	(46,200)	(9,600)

Net (loss)							(13,150)	(13,150)
BALANCE- June 30, 2009	-	-	25,500,000	25,500	11,100	-	(59,350)	(22,750)

Stock dividend at 4:1 - April 15, 2010			102,000,000	102,000	(102,000)
Net (loss)							(19,655)	(19,655)
BALANCE- June 30, 2010	-	-	127,500,000	127,500	(90,900)	-	(79,005)	(42,405)

F5

FERO INDUSTRIES INC.

(A Development Stage Company)

Statement of Cash Flows

			From
			December 11,
			2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (269,655)	$ (13,150)	$ (329,005)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Impairment of bioceutical assets	250,000		250,000
Issuance of stock for services rendered	-	-	1,600
Increase in accounts payable	(4,100)	10,250	6,150
	-	-	-

Net Cash Used in Operating Activities	(23,755)	(2,900)	(71,255)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Loan from shareholder	23,755	2,500	36,255

Net Cash Provided by Financing Activities	23,755	2,500	71,255

Net Increase (Decrease) in Cash	-	(400)	-

Cash at Beginning of Year	-	400	-

Cash at End of Year	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600
Acquisition of bioceutical assets for promisorry note	250,000		250,000

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of June 30, 2010, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $xxrelated to its cumulative net operating losses of $xx

CONCENTRATION OF CREDIT RISK

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

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 2,500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction. The Company did not execute this contract by the closing date of June 30, 2010.  As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

NOTE 4– ACQUISITION OF SUCANON

On May 23, 2010, Fero Industries, Inc., a Colorado corporation, (the "Company") entered that certain Asset Acquisition Agreement (the "Agreement") with Gvest, Inc., (“Gvest”) an Ontario, Canada corporation.  Pursuant to the terms and conditions of the Agreement, the Company acquired certain assets directly related to the manufacturing, sale and distribution of that certain product known as Sucanon, which is an herbal remedy for Type II Diabetes. The acquired assets include all of the intellectual property rights, training, and “know how” to manufacture and produce Sucanon, including sources and suppliers of Sucanon ingredients and mixing equipment; certain associated trademarks and patents ("Acquired Assets"). The Acquired Assets include the exclusive world-wide rights to manufacture, sell and distribute Sucanon. The Company purchased the Acquired Assets for an aggregate purchase price of $250,000. The Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties were subject to customary indemnification provisions, subject to specified aggregate limits of liability.

NOTE 5 – COMMON STOCK

On December 11, 2000 the Company issued 3,00,000 shares of its common stock to its President and Chief Executive Officer, Kyle Schlosser at a deemed price of  $0.001 per share or $600 in return for his time effort and expense of forming the company and keeping it in good standing.

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

F9

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

On November 18, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a three to one (5 – 1) basis bringing the total common shares issued and outstanding to 25,500,000.  The forward split has been retroactively recorded in the financial statements of the Company as if the forward split had occurred at the inception of the Company. and the  authorized common shares have increased to 500,000,000”)

On April 15th, 2010 the Board of Directors of Fero Industries (the Registrant) passed a resolution declaring a stock dividend of four (4) shares of common stock for each share held, of record as of April 20, 2010. The common shares of the Registrant will be considered Ex Dividend on April 21, 2010.  Upon issuance of the dividend shares, this will bring the total issued and outstanding common shares to:127,500,000.

NOTE 6- PROMISSORY NOTE

On June 24, 2010, we issued a Two Hundred Fifty Thousand Dollars ($250,000) Promissory Note (the “Note”) in favor of Mr. Peter Hogendoorn (the “Lender”). The Note contains standard representations, and warranties and affirmative and negative covenants, and is described in greater detail below. The Note memorializes a loan made by the Lender to the Company, in order for the Company to close that certain Asset Acquisition Agreement with Gvest. The Note accrues simple interest at a rate equal to 1% over the average Canadian Prime Rate and is due 30 days from the date executed, or thereafter by mutual agreement of the parties hereto, the principal and all accrued interest thereon shall be due and payable within ten (10) days of written demand by Holder. Additionally, the Note may be repaid in whole or in part by the Company without penalty or premium at any time and from time to time prior to the Maturity Date.

NOTE 7– GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $329,005 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                                                     F10

ITEM 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

There has not been any changes in and or disagreements with our principal independent accountants.

We have engaged Madsen & Associates CPA’s, Inc. as our independent auditors since May 2007.

 During the years ended June 30, 2010 and 2009 and subsequent to June 30, 2010 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Madsen & Associates CPA’s, Inc. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 9A (T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company  maintains a system of disclosure  controls and procedures  that are designed for the purposes of ensuring that information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods  specified in the SEC rules and forms, and that such information is accumulated and  communicated  to our management,  including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management,  after  evaluating  the  effectiveness  of the Company's  disclosure controls and  procedures  as defined in Exchange Act Rules  13a-14(c) as of May 31, 2009 (the  "Evaluation  Date") concluded that as of the Evaluation Date, the Company's  disclosure  controls  and  procedures  were  effective to ensure that material  information  relating  to the  Company  would be made known to them by individuals within those entities,  particularly during the period in which this annual report was being prepared and that  information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's  assessment  of  the  effectiveness  of the  registrant's  internal control  over  financial  reporting  is as of the year ended June 30,  2010  We believe that internal control over financial reporting is effective at providing this reasonable level of assurance as of the period covered, due to the fact that we have two officers and directors with accounting and public company experience. In the future the company will endeavor to add other directors with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This  annual  report  does not include an  attestation  report of the  Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this annual report.

There  was no change in our  internal  control  over  financial  reporting  that occurred  during the fiscal  year ended June 30, 2010,  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

                                                                       PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of March 17, 2007 are as follows:

Name	Age	Position
Kyle Schlosser	48	President, Chief Executive Officer and Director
Leigh-Ann Squire	41	Chief Financial Officer, Secretary, Treasurer and Director

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

ITEM 11. Executive Compensation.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Kyle Schlosser	Chief Executive Officer, Officer, President, & Director	2010 2009	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Leigh Anne Squires	Secretary Treasurer Chief Financial and Director	2010 2009	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

As of June 30, 2008, we have not adopted an equity compensation plan.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2010, and we have not granted any stock options since our inception.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kyle Schlosser, President Chief Executive Officer, & Director	15,000,000 Direct	11.76%
	Leigh-Ann Squire, Chief Financial Officer, Secretary, Treasurer, Director	12,500,000 Direct	9.8%
Common Stock	All Officers and Directors as a Group (2 people)	27,500,000 Direct	20.56%
5% Shareholders	Kyle Schlosser Leigh-Ann Squire	15,000,000 12,500,000	11.76% 9.8%
Common Stock	All 5% Shareholders as a Group (3 people)	27,500,000 Direct	31.36%

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2010, we had 127,500,000 shares of common stock issued and outstanding.

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

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit Fees	4,500	4,500
Audit Related Fees	4,500	4,500
Tax Fees	-	-
All Other Fees	2,000	2,000
Total	11,000	11,000

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

SIGNATURE	TITLE	DATE

_/s/_ Kyle Schlosser Kyle Schlosseer	President, Chief Executive Officer, and Director	October13, 2010
/s/ Leigh-Ann Squire Leigh-Ann Squire	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	October13, 2010