Form 10-K/A
period 2010-06-30
FERO INDUSTRIES, INC.
filed 2010-12-13
CIK 1409475

Unknown;kk;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

placeCityWashington, StateD.C. PostalCode20549

FORM 10-K/A

??ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended June 30, 2010

??TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53337

FERO INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

placeStateCOLORADO	01-0884561
(State or other jurisdiction of inPersonNamecorporation)	(IRS Employer Identification No.)

254-16 Midlake Boulevard SE Calgary Alberta, Canada T2X 2X7

 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (403) 827-7936

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ?? No ?X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ? No X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements inPersonNamecorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ??

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer??	Accelerated filer??
Non-accelerated filer?? (Do not check if a smaller reporting company)	Smaller Reporting Company? X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ?X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $6,380,000

The number of shares of the issuer’s common stock issued and outstanding as of June 30, 2010 was 127,500,000 shares.

Documents InPersonNamecorporated By Reference: None

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR placeCityINDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
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

ITEM 1. Business.

Corporate History

We were inPersonNamecorporated in the State of Colorado on December 11, 2000 under the name Fero Industries, Inc. and were dormant until December 2006. During this time we were a development stage company that had not commenced any operations other than initial PersonNamecorporate formation and capitalization, the building of a central website, www.oil-n-gasbrokerage.net, and the acquisition of our domain names and the development of our business plan. It was our initial intention to create a web portal whereby we planned to serve as an all inclusive information provider for anyone worldwide who was looking to buy, sell or lease anything to do with the exploration and/or production of oil and gas.

In October, 2009, we abandoned the original business plan and began seeking out potential acquisition candidates in the healthcare industry.

On October 13, 2009 Fero Industries, Inc. (the “Registrant”) entered into a Definitive Share Exchange Agreement to acquire Pyro Pharmaceuticals, Inc. of Irvine California. On December 8, 2009 the registrant and Pyro Pharmaceuticals, Inc. mutually terminated the Share Exchange Agreement and Entered in to an Asset Purchase Agreement. Pyro Pharmaceuticals, Inc. is engaged in the business of developing therapeutics against multi-drug resistant infectious microorganisms.  The Definitive Agreement provides for the Purchase of Pyro’s assets for shares of the Company’s common stock, with Fero remaining as the parent entity and Pyro as a subsidiary.  It is anticipated that a final closing to occur upon completion of Pyro’s audited financial Statements and will be subject to certain terms and conditions as set forth in the definitive agreement. This transaction has been terminated.

On May 23, 2010, Fero Industries, Inc., a Colorado PersonNamecorporation, (the "Company") entered that certain Asset Acquisition Agreement (the "Agreement") with Gvest, Inc., (“Gvest”) an Ontario, Canada PersonNamecorporation.  Pursuant to the terms and conditions of the Agreement, the Company acquired certain assets directly related to the manufacturing, sale and distribution of that certain product known as Sucanon, which is an herbal remedy for Type II Diabetes.

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

Clinical Trial Summary:

Clinical trials on Sucanon were performed in China.  After submission of a New Drug Application ("NDA") Sucanon was approved by the State Food and Drug Administration (SFDA) of country-regionplaceChina.  Subsequent clinical trials were also performed on Sucanon in Brazil, yet the trials have not yet been completed.

Sucanon clinical trials (see Clinical Resultsfor more detailed information on trial results) were shown to reduce the problems and symptoms of Type II Diabetes:

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

In summary, the combination of the following key parameters differentiates Fero from other companies on the market:

•

To maximize benefits to shareholders, our PersonNamecorporate focus is devoted to the acquisition of synergistic companies, products, and technologies which bring value added revenue and market opportunities;

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

             We have incurred losses since our inception. For the year ended June 30, 2010, we generated revenue of $0, and incurred a net loss of $269,655. At June 30, 2010 we had working capital deficit of $292,405 and an accumulated deficit of $329,005. Our auditors, have expressed substantial doubt about our ability to continue as going concern.

             Our principal offices are located at 254-16 Midlake Boulevard SE Calgary Alberta Canada and our telephone number is (403) 827-7936. We are a PersonNamePersonNameColorado PersonNamecorporation.

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

The Company’s certificate of inPersonNamecorporation contains a specific provision that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Colorado law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2010	$.13	$.08
2nd Quarter 2010	$.11	$.05
3rd Quarter 2010	$.05	$.03

Holders of Common Stock

As of June 30, 2010, there were 14 registered shareholders of our common stock.

Dividends

On April 15th, 2010 the Board of Directors of Fero Industries (the Registrant) passed a resolution declaring a stock dividend of four (4) shares of common stock for each share held, of record as of April 20, 2010. The common shares of the Registrant will be considered Ex Dividend on April 21, 2010.  Upon issuance of the dividend shares, this will bring the total issued and outstanding shares to: 127,500,000.

Recent Sales Of Unregistered Securities

On December 11, 2000 we issued 15,000,000 shares of our common stock to our President and Chief Executive Officer, Kyle Schlosser for $600 in return for his time effort and expense of forming the company and keeping it in good standing. These shares were issued pursuant to the exemption provided by Regulation 4(2) and Regulation S of the Securities Act of 1933.

On December 28, 2006 we issued 12,500,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Leigh-Ann Squire for $500 in return for his agreement to join our Board of Directors, become an officer of the registrant and his agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge. These shares were issued in reliance on the exemption provided by Section 4(2), Rule 506 and Regulation S of the Act.

On April 20, 2007 we issued 12,500,000 shares of our common stock to Mr. Jerry Capehart of Grand Prairie, Texas for $500 as partial payment for seventeen domain names relating to the oil and gas industry.

On April 30, 2007 we issued 77,500,000 shares of our common stock to thirty-one (31) non-US persons for $31,000. These shares were issued in reliance on the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On May 10, 2007 we issued 10,000,000 shares of our common stock to three US individuals. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6. Selected Financial Data.

Summary of Statements of Operations of Fero

Year Ended June 30, 2010 and 2009

June 30, 2010	June 30, 2009

Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of Fero as at June 30, 2010 and 2009

June 30, 2010	June 30, 2009

Working Capital	$(292,405)	(22,750)
Total Assets	$-	-
Stockholders’ Equity	$(292,405)	(22,750)

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

We incurred operating expenses of $269,655 and $13,150 for the years ended June 30, 2010 and 2009, respectively.  The increase of $256,505 is a result of the acquisition of Sucanon, increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the year ended June 30, 2010 was a result of increased administrative expenses and acquisition costs in connection with our ongoing development efforts.

During the year ended June 30, 2010, we recognized a net loss of $269,655 compared to a net loss of $13,150 for the year ended June 30, 2009.  The increase was a result of the increase in acquisition and operational expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2010, we had total assets of $0.  At June 30, 2010, we had total current liabilities of $292,405, consisting of accounts payable of $6,150, advances from shareholders of $36,255 and a promissory note payable of $250,000.

During the year ended June 30, 2010, we used cash of $23,755 in operations, and during the year ended June 30, 2009, we used cash in operations of $2,900.

During the year ended June 30, 2010 and 2009, we did not have any cash flows from investing activities.

During the year ended June 30, 2010, we received $23,755 from our financing activities.  During the Year ended June 30, 2009, we received $2,500 from our financing activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fero Industries Inc.

(a Development Stage Company)

We have audited the accompanying balance sheets of Fero Industries Inc. (a Development Stage Company) (the Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fero Industries Inc. (a Development Stage Company) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc. Murray, Utah December 13, 2010

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

F3

FERO INDUSTRIES INC.

(A Development Stage Company)

Statement of Operations

			From
			December 11,
	(Restated)	(Restated)	2000
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	19,655	13,150	79,005
Impairment of bioceutical assets	250,000		250,000
Total Operating Expenses	269,655	13,150	329,005

NET LOSS	$ (269,655)	$ (13,150)	$ (329,005)

Weighted Average Shares
Common Stock Outstanding	127,500,000	127,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -

F4

FERO INDUSTRIES INC.

(A Development Stage Company

Statement of Shareholders Equity

Preferred	Stock	Common	Stock			(Deficit)
				Additional	Stock	accumulated
Shares	Par Value	Share	Par Value	Paid-In	Subscription	in development
Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	stage	Total

BALANCE- December 11, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock in exchange for services - December 11, 2000	15,000,000	15,000	$ (14,400)		600
Net (loss)				(600)	(600)

BALANCE- June 30, 2006	-	-	15,000,000	15,000	(14,400)	-	(600)	-

Issuance of common stock in exchange for services - December 28, 2006	12,500,000	12,500	$ (12,000)			500
Issuance of common stock for domain names at $.01 per share - April 20, 2007	12,500,000	12,500	$ (12,000)			500
Issuance of common stock for cash at $.01 per share - April 30, 2007	77,500,000	77,500	$ (46,500)			31,000
Issuance of common stock and subscriptions receivable at $0.01 per share - May 10, 2007	10,000,000	10,000	$ (6,000)	(4,000)		-
Receipt of subscription receivable				4,000		4,000
Net (loss)					(11,500)	(11,500)

BALANCE- June 30, 2007	-	-	127,500,000	127,500	(90,900)	-	(12,100)	24,500

Net (loss)	(34,100)	(34,100)

BALANCE- June 30, 2008	-	-	127,500,000	127,500	(90,900)	-	(46,200)	(9,600)

Net (loss)	(13,150)	(13,150)

BALANCE- June 30, 2009	-	-	127,500,000	127,500	(90,900)	-	(59,350)	(22,750)

Stock dividend: April 20, 2010; 4 for 1
Net (loss)	(269,655)	(269,655)

BALANCE- June 30, 2010	-	-	127,500,000	127,500	(90,900)	-	(329,005)	(292,405)

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

(RESTATED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Fero Industries, Inc. (the “Company”) was inPersonNamecorporated under the laws of the State of Colorado on December 11, 2000.  The Company’s activities to date have been limited to organization and capital formation.  The Company is a “development stage company”

BASIS OF PRESENTATION

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of June 30, 2010, as the Company does not have any common share equivalents outstanding.

F7

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(RESTATED)

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of June 30, 2010, as the Company does not have any common share equivalents outstanding.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of June 30, 2010, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $112,000 related to its cumulative net operating losses of $329,005.

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

(RESTATED)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 2,500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction. The Company did not fulfill its duties in the contract. As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

NOTE 4– ACQUISITION OF SUCANON

On May 23, 2010, Fero Industries, Inc., a Colorado PersonNamecorporation, (the "Company") entered that certain Asset Acquisition Agreement (the "Agreement") with Gvest, Inc., (“Gvest”) an Ontario, Canada PersonNamecorporation.  Pursuant to the terms and conditions of the Agreement, the Company acquired certain assets directly related to the manufacturing, sale and distribution of that certain product known as Sucanon, which is an herbal remedy for Type II Diabetes. The acquired assets include all of the intellectual property rights, training, and “know how” to manufacture and produce Sucanon, including sources and suppliers of Sucanon ingredients and mixing equipment; certain associated trademarks and patents ("Acquired Assets"). The Acquired Assets include the exclusive world-wide rights to manufacture, sell and distribute Sucanon. The Company purchased the Acquired Assets for an aggregate purchase price of $250,000. The Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties were subject to customary indemnification provisions, subject to specified aggregate limits of liability. As of June 30, 2010 this transaction was not closed.

NOTE 5 – COMMON STOCK

On December 11, 2000 the Company issued 15,000,000 shares of its common stock to its President and Chief Executive Officer, Kyle Schlosser for $600 in return for his time effort and expense of forming the company and keeping it in good standing.

On December 28, 2006 the Company issued 12,500,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Leigh-Ann Squire for $500 in return for her agreement to join our Board of Directors, become an officer of the registrant and his agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge.

F9

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(RESTATED)

As referred to in Note 4 above, on April 20, 2007 the Company issued 12,500,000 shares of our common stock to Mr. Jerry Capehart of Grand Prairie, Texas for $500, as a good faith deposit for seventeen domain names relating to the oil and gas industry.

On April 30, 2007 the Company issued 77,500,000 shares of our common stock to thirty-one non US persons for cash of $31,000.

On May 10, 2007 the Company issued 10,000,000 shares of our common stock to three US individuals (one representing a Grandchildren’s Trust), for cash of $4,000.

On November 18, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a three to one (5 – 1) basis bringing the total common shares issued and outstanding to 25,500,000.  The forward split has been retroactively recorded in the financial statements of the Company as if the forward split had occurred at the inception of the Company and the authorized common shares have increased to 500,000,000.

On April 15, 2010 the Board of Directors of Fero Industries (the Registrant) passed a resolution declaring a stock dividend of four (4) shares of common stock for each share held, of record as of April 20, 2010. The common shares of the Registrant will be considered Ex Dividend on April 21, 2010.  This brings the total issued and outstanding common shares to 127,500,000. All share references in these financial statements have been retroactively adjusted for this stock dividend.

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

                                                                                     F10

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(RESTATED)

NOTE 8- RESTATEMENT

The Company is restating its June 30, 2010 balance sheet to reclassify the Advances from shareholder and Promissory note payable from long term to current liabilities. The Company is restating its statements of operations to reflect the correct number of weighted average number of shares outstanding, which previously did not give retroactive effect to the April 1, 2010 stock dividend. The Company is restating its statement of stockholders’ equity to disclose the correct net loss for the year ended June 30, 2010. The Company is also adjusting its statement of stockholders’ equity to correctly present the stock dividend that occurred on April 15, 2010 (retroactive adjustment). These adjustments had no effect on the results of operations.

The Company is also restating its footnotes to add a subsequent events footnote for the Asset Acquisition Agreement that closed on July 7, 2010.

NOTE 9- SUBSEQUENT EVENTS (RESTATED)

On July 7, 2010, the Company closed its Asset Acquisition Agreement that will allow the Company to move forward with its new business plan to make, manufacture, and distribute Sucanon world-wide.  The acquired assets include:

•

Intellectual property rights, training, and “know how” to manufacture and produce Sucanon

•

Sources and suppliers of Sucanon ingredients and mixing equipment

•

Certain associated trademarks and patents ("Acquired Assets")

•

Inventory

•

World-wide rights to manufacture, sell and distribute Sucanon

•

75% ownership of Smith Rothe Pharmaceutical (“Smith Rothe”)

•

98% ownership of Pharmaroth SA de CV, a Mexican PersonNamecorporation (“Pharmaroth”)

•

100% of 314202 B.C. Ltd., a Canadian PersonNamecorporation

The purchase price of these assets was $250,000. The Company performed a subsequent impairment test on the acquired assets and determined that there was an impairment. Therefore, the Company decided to report an impairment loss of $250,000 as of June 30, 2010. Also, since the acquired companies had no significant operations, assets, or liabilities, no pro-forma information is presented.

On September 22, 2010 and October 1, 2010 the Company issued a total of 5,850,000 shares of its common stock at $.04 per share for legal and consulting services.

The Company has evaluated subsequent events through December 13, 2010.

                                                                                     F11

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

Executive Biographies

Kyle Schlosser – Chief Executive Officer and President : Mr. Schlosser has served as our President since our inception in December 2000. Since August 2006, Mr. Schlosser has been the founder and president of Jack’s Custom Shacks Inc., manufacturer of portable office sleeping and cooking structures for the oil and gas and mining industries. From April 2004 through June 2006, Mr. Schlosser served as an independent oil and gas consult with assignments allover the PersonNameUnited States, PersonNameCanada and the PersonNameMiddle East. From June 2002 to December 2004, Mr. Schlosser served as Chairman and interim president of Micromining Technologies Ltd. (MMZ-TSX) a PersonNamecorporation involved with environmental clean-up of oilfield and mining sites. From 1980 through 2002 he served as president of KWS Enterprises Inc., a Seismic Drilling contractor, supplying seismic drilling for major oil companies.

Leigh-Ann Squire – Chief Financial Officer, Secretary and Treasurer : Ms. Squire has served as of Chief Financial Officer, Treasurer and Secretary since December 28, 2006. Since 1997, Ms Squire has been Benefit Coordinator for Fauth Financial Group of PersonNamePersonNameCalgary, PersonNameAB a firm providing investment consulting and management and management of benefit plans for over 220 companies. She has a extensive background in computer programming and organization. Prior to 1997 Ms. Squire was employed by The Great West Life Assurance Company as an investment and Benefits coordinator.

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

As of June 30, 2010, we have not adopted an equity compensation plan.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2010

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

ITEM 13. Certain Relationships and Related Transactions and Director PersonNamePersonNameIndependence.  certain relationships

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2010 and June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit Fees	4,500	4,500
Audit Related Fees	4,500	4,500
Tax Fees	-	-
All Other Fees	2,000	2,000
Total	11,000	11,000

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

                                                                   PART IV

ITEM 15.     Exhibits.

Exhibit
Number	Description of Exhibits

3.1	Articles of InPersonNamecorporation*
3.4	Bylaws*

10.1	Agreement *
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 32.2

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

*	Filed with the SEC as an exhibit to our Registration Statement on Form S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

SIGNATURE	TITLE	DATE

_/s/_ PersonNameKyle Schlosser Kyle Schlosseer	President, Chief Executive Officer, and Director	December 13, 2010
/s/ PersonNameLeigh-Ann Squire Leigh-Ann Squire	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	December 13, 2010