Form 10-K/A
period 2010-06-30
FERO INDUSTRIES, INC.
filed 2010-12-13
CIK 1409475

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No  X

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

·

Acquisitions can produce desired growth results much quicker than traditional organic growth strategies;

·

Effective means of developing a competitive advantage by acquiring companies to address existing weaknesses or needs;

·

Proven method of rapidly growing sales and income by acquiring new customers;

·

Strategic acquisitions can be an effective means to diversify your customer base and/or enter new markets to reduce reliance on any one customer or industry;

·

Acquisitions can be accomplished on a leveraged basis with financing to produce a return-on-investment superior to traditional organic growth results;

·

Acquiring a business can be an excellent way to develop a competitive advantage;

·

Acquiring a niche competitor that provides a related service your business doesn't currently offer can provide an immediate competitive advantage; and

·

Acquisition of another business can be an effective means of quickly increasing revenue and income while strategically adding customers to diversify your customer base.

In summary, the combination of the following key parameters differentiates Fero from other companies on the market:

·

To maximize benefits to shareholders, our corporate focus is devoted to the acquisition of synergistic companies, products, and technologies which bring value added revenue and market opportunities;

·

An experienced Management Team and Advisory Board directing all activities;

·

A pipeline of potential acquisition candidates;

·

A well-implemented strategy of acquiring candidates which have large market potential and significant unmet needs;

·

A highly flexible organization and low fixed overheads due to our innovative outsourcing strategy; and

·

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

·

limited number of, and competition for, suitable patients required for enrollment in our clinical trials;

·

limited number of, and competition for, suitable sites to conduct our clinical trials;

·

delay or failure to obtain FDA approval or agreement to commence a clinical trial;

·

delay or failure to obtain sufficient supplies of our drug candidates for our clinical trials;

·

delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

·

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

·

unwillingness on the part of a collaborator to pay us research funding, milestone payments or royalties that we believe are due to us under a collaboration;

·

uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

·

unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

·

slowing or cessation of a collaborator’s development or commercialization efforts with respect to our drug candidates; or

·

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

Even if our potential drug candidate obtains regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

·

timing of market introduction of competitive drugs;

·

efficacy and safety of our drug candidates;

·

prevalence and severity of any side effects;

·

potential or perceived advantages or disadvantages over alternative treatments;

·

strength of sales, marketing and distribution support;

·

price of our future products, both in absolute terms and relative to alternative treatments;

·

the effect of current and future healthcare laws on our drug candidates;

·

availability of coverage and reimbursement from government and other third-party payers; and

·

product labeling or product insert requirements of the FDA or other regulatory authorities.

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

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

·

services by the Company or its competitors;

·

additions or departures of key personnel;

·

the Company’s ability to execute its business plan;

·

operating results that fall below expectations;

·

loss of any strategic relationship;

·

industry developments;

·

economic and other external factors; and

·

period-to-period fluctuations in the Company’s financial results.

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

To the Board of Directors andStockholders of Fero Industries Inc.

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

F4

FERO INDUSTRIES INC.

(A Development Stage Company

Statement of Shareholders Equity

	Preferred	Stock	Common	Stock			(Deficit)
					Additional	Stock	accumulated
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	in development
	Issued	$.001 pershare	Issued	$.001 pershare	Capital	Receivable	stage	Total

BALANCE- December 11, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchangefor services - December 11, 2000			15,000,000	15,000	$ (14,400)			600
Net (loss)							(600)	(600)
BALANCE- June 30, 2006	-	-	15,000,000	15,000	(14,400)	-	(600)	-

Issuance of common stock in exchange for services - December 28, 2006			12,500,000	12,500	$ (12,000)			500
Issuance of common stock for domain names at $.01 per share - April 20, 2007			12,500,000	12,500	$ (12,000)			500
Issuance of common stock for cash at $.01 per share - April 30, 2007			77,500,000	77,500	$ (46,500)			31,000
Issuance of common stock and subscriptions receivable at $0.01 per share - May 10, 2007			10,000,000	10,000	$ (6,000)	(4,000)		-
Receipt of subscription receivable						4,000		4,000
Net (loss)							(11,500)	(11,500)
BALANCE- June 30, 2007	-	-	127,500,000	127,500	(90,900)	-	(12,100)	24,500

Net (loss)							(34,100)	(34,100)
BALANCE- June 30, 2008	-	-	127,500,000	127,500	(90,900)	-	(46,200)	(9,600)

Net (loss)							(13,150)	(13,150)
BALANCE- June 30, 2009	-	-	127,500,000	127,500	(90,900)	-	(59,350)	(22,750)

Stock dividend: April 20, 2010; 4 for 1
Net (loss)							(269,655)	(269,655)
BALANCE- June 30, 2010	-	-	127,500,000	127,500	(90,900)	-	(329,005)	(292,405)

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

NOTE 9- SUBSEQUENT EVENTS (RESTATED)

On July 7, 2010, the Company closed its Asset Acquisition Agreement that will allow the Company to move forward with its new business plan to make, manufacture, and distribute Sucanon world-wide.  The acquired assets include:

·

Intellectual property rights, training, and “know how” to manufacture and produce Sucanon

·

Sources and suppliers of Sucanon ingredients and mixing equipment

·

Certain associated trademarks and patents ("Acquired Assets")

·

Inventory

·

World-wide rights to manufacture, sell and distribute Sucanon

·

75% ownership of Smith Rothe Pharmaceutical (“Smith Rothe”)

·

98% ownership of Pharmaroth SA de CV, a Mexican corporation (“Pharmaroth”)

·

100% of 314202 B.C. Ltd., a Canadian corporation

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

ITEM 11. Executive Compensation.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Kyle Schlosser	Chief Executive Officer, Officer,President, & Director	20102009	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Leigh Anne Squires	Secretary Treasurer Chief Financial and Director	2010 2009	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kyle Schlosser, President Chief Executive Officer, & Director	15,000,000 Direct	11.76%
	Leigh-Ann Squire, Chief Financial Officer, Secretary, Treasurer, Director		12,500,000 Direct	9.8%
Common Stock	All Officers and Directors as a Group (2 people)	27,500,000Direct	20.56%
5% Shareholders	Kyle Schlosser Leigh-Ann Squire		15,000,000 12,500,000	11.76% 9.8%
Common Stock	All 5% Shareholders as a Group (3 people)		27,500,000Direct	31.36%

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.  certain relationships

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·

Any of our directors or officers;

·

Any person proposed as a nominee for election as a director;

·

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

·

Any of our promoters; and

·

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

SIGNATURE	TITLE	DATE

_/s/_ Kyle Schlosser Kyle Schlosseer	President, Chief Executive Officer, and Director	December 13, 2010
/s/ Leigh-Ann Squire Leigh-Ann Squire	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	December 13, 2010