Form 10-Q
period 2010-09-30
FERO INDUSTRIES, INC.
filed 2010-12-13
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-53337

FERO INDUSTRIES INC.

(Name of small business issuer in its charter)

Colorado	01-0884561
(State of incorporation)	(I.R.S. Employer Identification No.)

254-16 Midlake Boulevard SE

Calgary Alberta, Canada T2X 2X7

(Address of principal executive offices)

(403) 827-7936

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer Accelerated Filer
Non-Accelerated Filer Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   No

As of December 10, 2010, there were 133,350,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

FERO INDUSTRIES, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	[REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Fero Industries, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "FROI" refers to Fero Industries, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

F-1. Balance Sheets (unaudited)

F-2. Statements of Operations (unaudited)

F-3. Statements of Cash Flows (unaudited)

F-4. Notes to the Financial Statements (unaudited)

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

                              Balance Sheets (unaudited)

	(UNAUDITED)
	September 30,	June 30,
	2010	2010
ASSETS

Current Assets:
Cash	$ -	$ -
Prepaid expenses	28,000
Total Current Assets	-	$ -

Total Assets	$ 28,000	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 19,265	$ 6,150
Advances from shareholder	64,312	36,255
Promissory note payable	250,000	250,000
Total liabilties	333,577	292,405

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 500,000,000 shares authorized
132,750,000 shares issued and outstanding at September 30, 2010;
127,500,000 shares issued and oustanding at June 30, 2010	132,750	127,500
Additional paid in capital	113,850	(90,900)
Deficit accumulated in development stage	(552,177)	(329,005)

Total Stockholders' Equity (Deficit)	(305,577)	(292,405)

Total Liabilities and Stockholders' Equity (Deficit)	$ 28,000	$ -

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

Statements of Operations (unaudited)

			From
			December 11,
			2000
	For the	For the	(Date of
	three months	three months	inception)
	ended	ended	to
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	13,172	12,405	92,177
Professional fees	210,000	-	210,000
Impairment of bioceutical assets	-	-	250,000
Total Operating Expenses	223,172	12,405	552,177

NET LOSS	$ (223,172)	$ (12,405)	$ (552,177)

Weighted Average Shares
Common Stock Outstanding	127,966,667	127,500,000

Net Loss Per Share
(Basic and Fully Diluted)	$ -	$ -

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

Statements of Cash Flows (unaudited)

			From
			December 11,
			2000
	For the	For the	(Date of
	three months	three months	inception)
	ended	ended	to
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (223,172)	$ (12,405)	$ (552,177)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Impairment of bioceutical assets			250,000
Issuance of stock for services rendered	210,000	-	211,600
Increase in accounts payable	13,172	12,405	19,322
Increase in prepaid expenses	(28,000)	-	(28,000)

Net Cash Used in Operating Activities	(28,000)	-	(99,255)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Advances from shareholder	28,000	-	64,255

Net Cash Provided by Financing Activities	28,000	-	99,255

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Year	-	-	-

Cash at End of Year	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600
Acquisition of bioceutical assets for promisorry note			250,000

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Fero Industries, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on December 11, 2000.  The Company’s activities to date have been limited to organization and capital formation.  The Company is a “development stage company”.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2010 included in the Company’s report on Form 10-K.

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

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of September 30, 2010, as the Company does not have any common share equivalents outstanding.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of September 30, 2010, as the Company does not have any common share equivalents outstanding.

INCOME TAXES

The Company uses the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of September 30, 2010, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $116,000 related to its cumulative net operating losses of $342,177.

                                                                                           F-5

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries, including businesses acquired since their respective dates of acquisition.  All intercompany transactions and balances have been eliminated.

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

On April 20, 2007, the Company entered into an asset purchase and sale agreement with Mr. Jerry Capehart of Grand Prairie, Texas whereby he sold to us a 100% undivided right title and interest in seventeen internet domain names for a total purchase price of $180,000. Terms of the purchase are as follows: $5,000 to Mr. Capehart and 12,500,000 shares of our common stock as a non-refundable deposit (recorded as Deposits on the Balance Sheet) and an additional $75,000 on or before June 30, 2008.  All domain names are fully valid and registered and ready for construction. The Company did not execute this contract by the closing date of June 30, 2010.  As such, the Company has not recorded the liability or corresponding asset related to this sale agreement in its financial statements.

NOTE 4– ACQUISITION OF SUCANON

On May 23, 2010, Fero Industries, Inc., a Colorado corporation, (the "Company") entered that certain Asset Acquisition Agreement (the "Agreement") with Gvest, Inc., (“Gvest”) an Ontario, Canada corporation.  Pursuant to the terms and conditions of the Agreement, the Company acquired certain assets directly related to the manufacturing, sale and distribution of that certain product known as Sucanon, which is an herbal remedy for Type II Diabetes. The acquired assets include all of the intellectual property rights, training, and “know how” to manufacture and produce Sucanon, including sources and suppliers of Sucanon ingredients and mixing equipment; certain associated trademarks and patents ("Acquired Assets"). The Acquired Assets include the exclusive world-wide rights to manufacture, sell and distribute Sucanon. The Company purchased the Acquired Assets for an aggregate purchase price of $250,000. The Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties were subject to customary indemnification provisions, subject to specified aggregate limits of liability. This transaction closed on July 7, 2010.

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK

On December 11, 2000 the Company issued 15,00,000 shares of its common stock to its President and Chief Executive Officer, Kyle Schlosser at a deemed price of  $0.001 per share or $600 in return for his time effort and expense of forming the company and keeping it in good standing.

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

On April 30, 2007 the Company issued 77,500,000 shares of our common stock to thirty-one non US persons at a price of $0.01 per share.

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

On September 22, 2010, the Company issued 5,250,000 shares of stock for legal and consulting services, valued at $.04 per share, which was the closing price of the stock on that date.

NOTE 6- ADVANCES

As of September 30, 2010 and June 30, 2010, the Company has received advances from a shareholder in the amount of $64,312 and $36,255, respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

                                                                                      F-7

FERO INDUSTRIES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- PROMISSORY NOTE

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

NOTE 8– GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $552,177 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 9-SUBSEQUENT EVENTS

On October 1, 2010, the Company issued 600,000 shares for consulting services, valued at $.04 per share.

On October 4, 2010 the Company received advances from shareholders totalling $9,980.

The advances are non interest bearing, unsecured, and there are no fixed terms of repayment.

The Company has evaluated subsequent events through December 13, 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Results of Operations

We are an development stage company and have no revenues to date.

We incurred operating expenses of $223,172 and $12,405 for the three month periods ended September 30, 2010 and 2009, respectively.  The increase of $210,767 is a result of the acquisition of the Sucanon type II diabetes treatment and increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the three months ended September 30, 2010 was a result of increased administrative expenses and  the acquisition of the Sucanon type II diabetes treatment

During the three months ended September 30, 2010, we recognized a net loss of $223,172 compared to a net loss of $12,405 for the three months ended September 30, 2010.  The increase was a result of the increase in operational expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2010, we had total assets of $28,000 consisting of cash.  At September 30, 2010, we had total current liabilities of $333,577, consisting of accounts payable of $19,265, advances from shareholder of $64,312, and a promissory note for $250,000.

During the three months ended September 30, 2010, we used cash of $28,000 in operations. During the three months ended September 30, 2010, net losses of $223,172 were adjusted for any non-cash items.  During the three months ended September 30, 2009, net losses of $12,405 were not adjusted for any non-cash items.

During the three months ended September 30, 2010 and 2009, we did not have any cash flows from investment activities.

During the three months ended September 30, 2010, we received $28,000 from our financing activities.  During the three months ended September, 2009, we received $0 from our financing activities

Quarterly Developments

On August 31, 2010, the Company’s Board of Directors appointed Luis Manuel Ornelas Lopez as a member of the Board of Directors by unanimous written consent.

On September 20, 2010, the Company registered on Form S-8, the 2010 Share Incentive Plan, under which the Company is authorized to issue up to twenty million (20,000,000) shares of the Company’s common stock to the Company’s employees, executives and consultants.

Going Concern

We have not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

 Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Critical Accounting Policies

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of September 30, 2010, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of September 30, 2010, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $116,000 related to its cumulative net operating losses of $342,177.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of September 30, 2010, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on October 23, 2007.
3.01a	Amended Articles of Incorporation	Filed with the SEC on July 9, 2010 as part of our Current Report on Form 8-K.
3.01b	Amended Articles of Incorporation	Filed with the SEC on July 9, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on October 23, 2007.
4.01	2010 Share Incentive Plan	Filed with the SEC on September 20, 2010 as part of our Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on September 20, 2010 as part of our Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on September 20, 2010 as part of our Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on September 20, 2010 as part of our Form S-8.
10.01	Asset Option and Purchase Agreement between Fero Industries, Inc. and Jerry Capehart dated April 22, 2007	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on October 23, 2007.
10.02	Interim Agreement Between Fero and Pyro	Filed with the SEC on December 8, 2008 as part of our Current Report on Form 8-K.
10.03	Amending Agreement Between Fero and Pyro	Filed with the SEC on May 19, 2009 as part of our Current Report on Form 8-K.
10.04	Definitive Share Exchange Agreement Between Fero Industries, Inc. and Pyro Pharmaceuticals, Inc.	Filed with the SEC on October 14, 2009 as part of our Amended Current Report on Form 8-K/A.
10.05	Definitive Asset Purchase Agreement Between Fero Industries, Inc. and Pyro Pharmaceuticals, Inc.	Filed with the SEC on December 10, 2009 as part of our Current Report on Form 8-K.
10.06	Termination of Share Exchange Agreement Between Fero Industries, Inc. and Pyro Pharmaceuticals, Inc.	Filed with the SEC on December 10, 2009 as part of our Current Report on Form 8-K.
10.07	Asset Acquisition Agreement between Fero Industries, Inc and Gvest, Inc.	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
10.08	Promissory Note with Peter Hogendoorn executed on June 24, 2010	Filed with the SEC on July 1, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERO INDUSTRIES, INC.

Dated: December 13, 2010	By: /s/ Kyle Schlosser
KYLE SCHLOSSER
Chief Executive Officer and President

Dated: December 130, 2010	By: /s/ Leigh-Ann Squire
LEIGH-ANN SQUIRE
Chief Financial Officer, Secretary and Treasurer