Form 10-Q
period 2010-12-31
FERO INDUSTRIES, INC.
filed 2011-02-14
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-53337

FERO INDUSTRIES INC.

(Name of small business issuer in its charter)

Colorado	01-0884561
(State of incorporation)	(I.R.S. Employer Identification No.)

254-16 Midlake Boulevard SE

Calgary Alberta, Canada T2X 2X7

(Address of principal executive offices)

(403) 461-7283

(Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☐ No

As of February 14 2011, there were 149,350,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

FERO INDUSTRIES, INC.*

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

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

                                          Balance Sheets (unaudited)

	December 31,	June 30,
	2010	2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ -	$ -
Prepaid expenses	28,000	-
Total Current Assets	28,000	-

Total Assets	$ 28,000	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 28,765	$ 6,150
Accrued interest payable	5,813	-
Advances from shareholder	64,312	36,255
Promissory note payable	250,000	250,000
Total Current Liabilities	348,890	292,405

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
132,750,000 shares issued and outstanding at December 31, 2010
127,500,000 issued and outstanding at June 30, 2010	132,750	127,500
Additional paid in capital	113,850	(90,900)
Accumulated deficit	(567,490)	(329,005)

Total Stockholders' Equity (Deficit)	(320,890)	(292,405)

Total Liabilities and Stockholders' Equity (Deficit)	$ 28,000	$ -

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

                                  Statements of Operations (unaudited)

					From
					December 11,
	For the	For the	For the	For the	2000
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:

General & administrative	9,500	1,750	22,672	14,155	101,677
Porfessional fees			210,000		210,000
Impairment of bioceutical assets	-	-	-	-	250,000
Total Operating Expenses	9,500	1,750	232,672	14,155	561,677

Other Income (Expense)
Interest expense	5,813	-	5,813	-	5,813
Total Other (Expense)	5,813

NET LOSS	$ (15,313)	$ (1,750)	$ (238,485)	$ (14,155)	$ (567,490)

Weighted Average Shares
Common Stock Outstanding	132,750,000	127,500,000	130,358,339	127,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

                                                            Statements of Cash Flows (unaudited)

			From
			December 11,
	For the	For the	2000
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010
Cash Flows Used in Operating Activities:
Net Loss	$ (238,485)	$ (14,155)	$ (567,490)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Impairment of bioceutical assets			250,000
Issuance of stock for services rendered	210,000	-	211,600
(Increase) in prepaid expense	(28,000)	-	(28,000)
Increase in accounts payable	22,615	14,155	28,765
Increase in accured interest	5,813	-	5,813

Net Cash Used in Operating Activities	(28,057)	-	(99,312)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Advances from shareholder	28,057	-	64,312

Net Cash Provided by Financing Activities	28,057	-	99,312

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,600
Acquisition of bioceutical assets for promisorry note	$ -	$ -	250,000

FERO INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2010 included in the Company’s report on Form 10-K.

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

FERO INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of December 31, 2010, as the Company does not have any common share equivalents outstanding.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of December 31, 2010, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of December 31, 2010, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $116,000 related to its cumulative net operating losses of $342,177.

FERO INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

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

FERO INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

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

NOTE 6- ADVANCES

As of December 31, 2010 and June 30, 2010, the Company has received advances from a shareholder in the amount of $64,312 and $36,255, respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

FERO INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

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

NOTE 8- PREPAID EXPENSES

During the quarter ended December 31 2010 the company advanced to Pharmaroth SA de CV 28,000

For the future production of the Sucanon Type II Diabetes treatment.

NOTE 8– GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $567,490 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 9-SUBSEQUENT EVENTS

On January 26, 2011 The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 14,000,000 shares and subsequently issued 14,000,000 shares for Legal and consulting services.

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

We incurred operating expenses of $3,500 and $1,750 for the three month periods ended December 31, 2010 and 2009, respectively.  The increase of $1,750 is a result of general and administrative expenses over the prior period.

During the three months ended December 31, 2010, we recognized a net loss of $15,313 compared to a net loss of $1,750 for the three months ended December 31, 2009.  The increase was a result of the increase in operational expenses and interest expense as discussed above.

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $28,000 consisting of cash in the form of prepaid expenses.  At December 31, 2010, we had total current liabilities of $348,890 consisting of accounts payable of $28,765, advances from shareholders of $64,312, and a promissory note for $250,000 and accrued interest expense $5,813.

During the six months ended December 31, 2010, we used cash of $28,057 in operations. During the six months ended December 31, 2010, net losses of $238,485 were adjusted for any non-cash items.  During the six months ended December 31, 2009, net losses of $14,155 were not adjusted for any non-cash items.

During the six months ended December 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the six months ended December 31, 2010, we received $28,057 from our financing activities.  During the three months ended December 31, 2009, we received $0 from our financing activities

Quarterly Developments

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 1 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 5.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2010, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

FERO INDUSTRIES, INC.

Dated: February 14, 2011	By: /s/ Kyle Schlosser
KYLE SCHLOSSER
Chief Executive Officer and President

Dated: February 14, 2011	By: /s/ Leigh-Ann Squire
LEIGH-ANN SQUIRE
Chief Financial Officer, Secretary and Treasurer