Form 10-K/A
period 2010-06-30
FERO INDUSTRIES, INC.
filed 2011-02-22
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

Amendment No. 3

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter: $6,380,000.

The number of shares of the issuer’s common stock issued and outstanding as of June 30, 2010 was 127,500,000 shares.

Documents Incorporated By Reference: None

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fero Industries Inc.

(a Development Stage Company)

We have audited the accompanying balance sheets of Fero Industries Inc. (a Development Stage Company) (the Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010 and for the period from the date of inception (December 11, 2000) to June 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fero Industries Inc. (a Development Stage Company) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 and for the period from date of inception (December 11, 2000) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

F4

FERO INDUSTRIES INC.

(A Development Stage Company

Statement of Shareholders Equity

	Preferred	Stock	Common	Stock			(Deficit)
					Additional	Stock	accumulated
	Shares	Par Value	Share	Par Value	Paid-In	Subscription	in development
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	stage	Total

BALANCE- December 11, 2000 (inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock in exchange for services – December 11, 2000			15,000,000	15,000	$ (14,400)			600
Net (loss)							(600)	(600)
BALANCE- June 30, 2006	-	-	15,000,000	15,000	14,400)	-	(600)	-

Issuance of common stock in exchange for services – December 28, 2006			12,500,000	12,500	$ (12,000)			500
Issuance of common stock for domain names at $.01 per share – April 20, 2007			12,500,000	12,500	$ (12,000)			500
Issuance of common stock for cash at $.01 per share – April 30, 2007			77,500,000	77,500	$ (46,500)			31,000
Issuance of common stock And subscriptions receivable at $0.01 per share – May 10, 2007			10,000,000	10,000	$ (6,000)	(4,000)		-
Receipt of subscription receivable						4,000		4,000
Net (loss)							(11,500)	(11,500)
BALANCE- June 30, 2007	-	-	127,500,000	127,500	(90,900)	-	(12,100)	24,500

Net (loss)							(34,100)	(34,100)
BALANCE- June 30, 2008	-	-	127,500,000	127,500	(90,900)	-	(46,200)	(9,600)

Net (loss)							(13,150)	(13,150)
BALANCE- June 30, 2009	-	-	127,500,000	127,500	(90,900)	-	(59,350)	(22,750)

Stock dividend: April 20, 2010; 4 for 1
Net (loss)							(269,655)	(269,655)
BALANCE- June 30, 2010	-	-	127,500,000	127,500	(90,900)	-	(329,005)	(292,405)

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

•

98% ownership of Pharmaroth SA de CV, a Mexican corporation (“Pharmaroth”)

•

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

1.

As of June 30, 2010, effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs the Company’s employees, officers and directors was not in place. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2010, effective controls over equity transactions were not designed or in place.  Specifically, controls were not designed to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 15.   EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	Filed herewith.
32.1	Section 906 Certifications by Chief Executive Officer	Filed herewith.
32.2	Section 906 Certifications by Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fero Industries, Inc.

/s/ Kyle Schlosser
By: Its:	Kyle Schlosser Chief Executive Officer, President & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Kyle Schlosser		February 18, 2011
By:	Kyle Schlosser
Its:	Chief Executive Officer, President & Director

/s/ Leigh-Ann Squire		February 18, 2011
By:	Leigh-Ann Squire
Its:	Principal Financial Officer, Treasurer, Secretary and Director