Form 10-Q/A
period 2010-12-31
FERO INDUSTRIES, INC.
filed 2011-03-09
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

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

(403) 383-2338

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

As of March 1, 2011, there were 149,350,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

                                          Balance Sheets (Unaudited)

	(Restated)
	December 31,	June 30,
	2010	2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ -	$ -
Prepaid expenses	32,807	-
Total Current Assets	$ 32,807	$ -

Total Assets	$ 32,807	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 28,765	$ 6,150
Accrued interest payable	5,813	-
Advances from shareholder	107,992	36,255
Promissory note payable	250,000	250,000
Total Current Liabilities	392,570	292,405

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
132,750,000 shares issued and outstanding at December 31, 2010
127,500,000 shares issued and outstanding at June 30, 2010	132,750	127,500
Additional paid in capital	113,850	(90,900)
Restated Accumulated deficit During Development Stage	(606,363)	(329,005)

Total Stockholders' Equity (Deficit)	(359,763)	(292,405)

Total Liabilities and Stockholders' Equity (Deficit)	$ 32,807	$ -

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

                                  Statements of Operations (Unaudited)

					From
					December 11,
	For the	For the	For the	For the	2000
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010	2009	2010
	(Restated)		(Restated)		(Restated)

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
General & administrative	48,373	1,750	61,545	14,155	140,550
Professional fees	-	-	210,000	-	210,000
Impairment of bioceutical assets	-	-	-	-	250,000
Total Operating Expenses	48,373	1,750	271,545	14,155	600,550

Other Income (Expense)
Interest expense	5,813	-	5,813	-	5,813
Total Other (Expense)	5,813	-	5,813	-	5,813

NET LOSS	$ (54,186)	$ (1,750)	$ (277,358)	$ (14,155)	$ (606,363)

Weighted Average Shares
Common Stock Outstanding	127,500,000	127,500,000	127,500,000	127,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

FERO INDUSTRIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

                                                            Statements of Cash Flows (Unaudited)

			From
			December 11,
	For the	For the	2000
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2010	2009	2010
	(Restated)		(Restated)
Cash Flows Used in Operating Activities:
Net Loss	$ (277,358)	$ (14,155)	$ (606,363)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Impairment of bioceutical assets			250,000
Issuance of stock for services rendered	210,000	-	211,600
(Increase) in prepaid expense	(32,807)	-	(32,807)
Increase in accounts payable	22,615	14,155	28,765
Increase in accrued interest	5,813	-	5,813

Net Cash Used in Operating Activities	(71,737)	-	(142,992)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Advances from shareholder	71,737	-	107,992

Net Cash Provided by Financing Activities	71,737	-	142,992

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ -	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 210,000	$ -	$ 211,600
Acquisition of bioceutical assets for promissory note	$ -	$ -	250,000

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

On November 18, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a five to one (5 – 1) basis bringing the total common shares issued and outstanding to 25,500,000.  The forward split has been retroactively recorded in the financial statements of the Company as if the forward split had occurred at the inception of the Company and the authorized common shares have been increased to 500,000,000.

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

NOTE 6- ADVANCES

As of December 31, 2010 and June 30, 2010, the Company has received advances from a shareholder in the amount of $107,992 and $36,255, respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

FERO INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2010

NOTE 7- PROMISSORY NOTE

On June 24, 2010, we issued a Two Hundred Fifty Thousand Dollars ($250,000) Promissory Note (the “Note”) in favor of Mr. Peter Hogendoorn (the “Lender”). The Note contains standard representations, and warranties and affirmative and negative covenants. The Note memorializes a loan made by the Lender to the Company, in order for the Company to close that certain Asset Acquisition Agreement with Gvest. The Note accrues simple interest at a rate equal to 1% over the average Canadian Prime Rate and is due 30 days from the date executed, or thereafter by mutual agreement of the parties hereto, the principal and all accrued interest thereon shall be due and payable within ten (10) days of written demand by Holder. Additionally, the Note may be repaid in whole or in part by the Company without penalty or premium at any time and from time to time prior to the Maturity Date.

NOTE 8- PREPAID EXPENSES

During the quarter ended December 31 2010 the company advanced to Pharmaroth SA de CV $32,807,

for the future production of the Sucanon Type II Diabetes treatment.

NOTE 9 RESTATEMENT

The Company is restating its December 31, 2010 balance sheet to reclassify and account for advances from shareholders.. The Company is restating its statements of operations and cash flows to reflect the correct amount of expenditures during the period. The Company is also restating its footnotes to add a subsequent events footnote for a registration statement filed on Form S-8 and further advances from shareholders all of which occurred in January and February 2011.

Balance Sheet / December 31, 2010
		Restatement
	Originally reported	Adjustment	Correct Amount
Prepaid Expenses	$28,000	4,807	32,807
Total Assets	$28,000	4,807	$32,807
Total Liabilities and
Stockholders’ Equity	$28,000	4,807	$32,807
Deficit accumulated)	$(567,490)	$(38,873)	$(606,363)

Statement of Operations / For the Three Months Ended December 31, 2010
		Restatement	Correct Amount
	Originally reported	Adjustment
General and Administrative	$9,500	38,873	48,373
Total operating expenses	$9,500	38,873	48,373

Net (loss) as reported (restated)	$(15,313)	$(38,873)	$(54,186)
Weighted average of	132,750,000	0	132,750,000
Shares, common stock outstanding
Net loss per share:	-	-	-
Basic and diluted (restated)	$-	$-	$-

Statement of Operations / For the Six Months Ended December 31, 2010
		Restatement	Correct Amount
	Originally reported	Adjustment
General and Administrative	$22,672	38,873	61,555
Professional Fees	210,000	-	210,000
Total operating expenses	$232,672	38,873	271,555
Net (loss) as reported (restated)	$(238,485)	$(38,873)	$(277,358)
Weighted average of	132,750,000		132,750,000
Shares, common stock outstanding
Net loss per share:	-	-	-
Basic and diluted (restated)	$-	$-	$-

Statement of Operations / For the Period From December 11, 2000 (Inception) to December 31, 2010
		Restatement	Correct Amount
	Originally reported	Adjustment
General and Administrative	$101,677	38,873	140,550
Professional Fees	210,000	-	210,000
Impairment of Bioceutical Assets	250,000	-	250,000
Total Operating Expenses	$(561,677)	$(38,873)	$(600,550)
Interest Expense	$5,813	$-	$5,813
Net (loss) as reported (restated)	$(567,490)	$(38,873)	$(606,363)

Statement of Cash Flows /For the Six Months ended December 31, 2010
	Originally Reported	Restatement Adjustment	Correct Amount
Net (Loss)	$(238,485)	$(38,873)	$(277,358)
Increase (decrease) in	$22,615	$(49,122)	$71,737
accounts payable and
accrued liabilities
Net cash used in	$(28,057)	$(43,860)	$(71,737)
operations
Total cash flows used	$-	$71,737	$71,737
in investing activities

Statement of Cash Flows / For the Period From December 11, 2000 (Inception) to December 31, 2010

	Originally Reported		Restatement Adjustment		Correct Amount
Net (Loss)	$(567,490)		$(38,873)		$(606,373)
Net Cash provided by Financing Activities	$99,312		43,860		142,992
Net Cash used in Operations	$(99,312)		$(43,860)		$(142,992)
Total cash flows used	$-	$	_	$	_
in investing activities

NOTE 10– GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $606,363 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 11-SUBSEQUENT EVENTS

On January 26, 2011 The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 14,000,000 shares and subsequently issued 14,000,000 shares for Legal and consulting services.

The company has received, subsequent to December 31, 2010 a total of $87,000 in advances by shareholders to pay down existing accounts payable, and to pay for on going operations of the Company.

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

We incurred operating expenses of $48,373 and $1,750 for the three month periods ended December 31, 2010 and 2009, respectively.  The increase of $46,623 is a result of an increase in consulting expenses and professional fees which have been included in general and administrative expenses.

During the three months ended December 31, 2010, we recognized a net loss of $54,186 compared to a net loss of $1,750 for the three months ended December 31, 2009.  The increase was a result of the increase in operational expenses as discussed above.

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $32,807 consisting of prepaid expenses.  At December 31, 2010, we had total current liabilities of $392,570 consisting of accounts payable of $28,765, advances from shareholders of $107,992, and a promissory note for $250,000 and accrued interest expense of $5,813.

During the six months ended December 31, 2010, we used cash of $71,137 in operations.

During the six months ended December 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the six months ended December 31, 2010, we received $71,737 from our financing activities.  During the six months ended December 31, 2009, we received $0 from our financing activities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2010, that our disclosure controls and procedures were not effective such that the information relating to the Company, including anyconsolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is not effective based on these criteria.

             As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended December 31, 2010

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

Remediation Plan

Addition of Staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

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

FERO INDUSTRIES, INC.

Dated: March 9, 2011	By: /s/ Kyle Schlosser
KYLE SCHLOSSER
Chief Executive Officer and President

Dated: March 9, 2011	By: /s/ Leigh-Ann Squire
LEIGH-ANN SQUIRE
Chief Financial Officer, Secretary and Treasurer