Form 10-Q
period 2011-03-31
FERO INDUSTRIES, INC.
filed 2011-05-16
CIK 1409475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, there were 149,350,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FERO INDUSTRIES, INC.

                                          Balance Sheets (Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 33	$ -
Accounts receivable	94,766	-
Total Current Assets	$ 94,799	$ -

Total Assets	$ 94,799	$ -
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 79,426	$ 6,150
Accrued interest payable	8,279	-
Advances from shareholder	12,735	36,255
Taxes payable	39,633	-
Promissory note payable	250,000	250,000
Total Current Liabilities	390,073	292,405
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 10,000,000, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized
144,100,467 shares issued and outstanding at March 31, 2011
127,500,000 shares issued and outstanding at June 30, 2010	144,100	127,500
Additional paid in capital	272,757	(90,900)
Accumulated deficit	(712,131)	(329,005)

Total Stockholders' Equity (Deficit)	(295,274)	(292,405)

Total Liabilities and Stockholders' Equity (Deficit)	$ 94,799	$ -

FERO INDUSTRIES, INC.

                                  Statements of Operations (Unaudited)

					From
					December 11,
	For the	For the	For the	For the	2000
	three	three	Nine	Nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	March 31,	March 31,	March 31,	March31,	March 31,
	2011	2010	2011	2010	2011

Revenue:	$ 200,150	$ -	$ 200,150	$ -	$ 200,150
Total Revenue		-	200,150	-	200,150
Cost of Sales	119,672		119,672		119,672
Gross Profit	80, 476		80,476		80,476

Operating Expenses:
General & administrative	178,723	1,000	245,268	15,155	319,723
Professional fees	-	-	210,000	-	210,000
	-	-	-	-	250,000
Total Operating Expenses	178,723	1,000	455,268	15,155	779,723

Other Income (Expense)
Interest expense	2,523	-	8,336	-	8,336
Total Other (Expense)	2,523	-	8,336	-	8,336

NET LOSS	$ (100,768)	$ (1,000)	$ (303,126)	$ (15,155)	$ (779,723)

Weighted Average Shares
Common Stock Outstanding	137,767,861	127,500,000	131,650,027	127,500,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ -	$ -

FERO INDUSTRIES, INC.

                                                            Statements of Cash Flows (Unaudited)

	For the	For the
	Nine	Nine
	months	months
	ended	ended
	March 31,	March31,
	2011	2010

Cash Flows Used in Operating Activities:
Net Loss	$ (303,126)	$ (15,155)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:

Issuance of stock for services rendered	210,000	-
(Increase) in prepaid expense	(94,766)	-
Increase in accounts payable	73,276	15,155
Increase in accrued interest	8,279	-

Net Cash Used in Operating Activities	(146,704)	-

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-
Advances from shareholder	146,,737	-

Net Cash Provided by Financing Activities	146,737	-

Net Increase (Decrease) in Cash	33	-

Cash at Beginning of Period	-	-

Cash at End of Period	$ 33	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 210,000	$ -
	$ -	$ -
Issuance of Stock for Shareholder Advances	$ 170,257

FERO INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Fero Industries, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on December 11, 2000.  The Company’s activities up to March 31, 2011 has been focused on the manufacture and sale of a treatment for Type II Diabetes called Sucanon and capital formation.  In January of 2011, the Company commenced its planned business activity which was the marketing and selling of pharmaceutical drugs.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2010 included in the Company’s report on Form 10-K.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605.  Sales revenues are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) the ability to collect is reasonably assured.  These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 98% owned subsidiary Pharmaroth de CV. a company incorporated under the laws of Mexico.  All inter-company transactions have been eliminated.

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

F-4

FERO INDUSTRIES, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of March 31, 2011, as the Company does not have any common share equivalents outstanding.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of March 31, 2011, as the Company does not have any common share equivalents outstanding.

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

                                                                                           F-5

FERO INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

        F-6

FERO INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  MARCH 31, 2011

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

On March 15, 2011 the Company issued 11,350,467 shares of stock for repayment of advances made by shareholders.  The shares were valued at $ .015 per share for an aggregate value of $170,257.

NOTE 6- ADVANCES FROM SHAREHOLDERS

As of March 31, 2011and June 30, 2010, the Company has received advances from shareholder in the amount of $12,735 and $36,255, respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment. During the three months ended March 31, 2011, the Company repaid advances in the amount of $170,257 through the issuance of 11,350,467 shares of the Company’s common stock.

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

NOTE 8– GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

        F-7

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

Sucanon clinical trials were shown to reduce the problems and symptoms of Type II Diabetes:

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

RESULTS OF OPERATIONS

                   As of March 31, 2011 the Company produced Gross Revenues of $200,150 and cost of sales in the amount of $119,672 resulting in a gross profit of $ 80,478.

We incurred operating expenses of $178,723 and $1,000 for the three month periods ended March 31, 2011 and 2009, respectively.  The increase of $177,723 is a result of the commencement of production  of the company’s Type II Diabetes treatmnent and administrative expenses.

During the three months ended March 31, 2011, we recognized a net loss of $100,768 compared to a net loss of $1,000 for the three months ended March 31, 2010.  The increase was a result of the increase in operational expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $94,799 consisting of cash and accounts eceivable.  At March 31, 2011, we had total current liabilities of $390,073 consisting of accounts payable of $79,246, advances from shareholders of $12,735, and a promissory note for $250,000,accrued interest expense of $8,279 and taxes payable in the amount of $39,633.

During the nine months ended March 31, 2011, we used cash of $146,704 in operations as compared to nil for the nine months ended March 31, 2010..

During the nine months ended March 31, 2011 and 2010, we did not have any cash flows from investment activities.

During the nine months ended March 31, 2011, we received $146,737 from our financing activities.  During the nine months ended March 31, 2010, we received nil from our financing activities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2011.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of March 31, 2011, that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2011, our internal control over financial reporting is not effective based on these criteria.

             As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended March 31, 2011

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

FERO INDUSTRIES, INC.

Dated: May 16, 2011	By: /s/ Kyle Schlosser
KYLE SCHLOSSER
Chief Executive Officer and President

Dated: May 16, 2011	By: /s/ Leigh-Ann Squire
LEIGH-ANN SQUIRE
Chief Financial Officer, Secretary and Treasurer